Form 10-Q
period 1996-03-31
OTTAWA FINANCIAL CORP
filed 1996-05-14
CIK 920604

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission File Number 0-24118


                          OTTAWA FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    38-3172166
- ---------------------------------             ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                  245 Central Avenue, Holland, Michigan  49423
                  --------------------------------------------
                    (Address of principal executive offices)

                                  616-393-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
      -----           -----

Class:
Common stock, $.01 par value            As of May 7, 1996, there were
                                        5,490,238 shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

                                                                          Page
                                                                          ----

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition . . . . . . . . . .  3

         Consolidated Statements of Operations  . . . . . . . . . . . . . .  4

         Consolidated Statements of Stockholders' Equity  . . . . . . . . .  5

         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . .  6

         Notes to the Consolidated Financial Statements . . . . . . . . . 8-16

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .  17-22



                         Part II - Other Information

OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

PART 1                    OTTAWA FINANCIAL CORPORATION
Item 1.          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                     March 31, 1996                      December 31, 1995
                                                                     --------------                      -----------------
ASSETS
Cash and due from financial institutions                               $ 17,898,576                         $ 11,422,266
Interest-bearing demand deposits in other
  financial institutions                                                  3,782,569                            4,445,521
                                                                       ------------                         ------------
  Total cash and cash equivalents                                        21,681,145                           15,867,787

Securities available for sale                                            86,088,806                           64,763,730

Federal Home Loan Bank stock                                              4,846,100                            2,162,100
Loans receivable, net                                                   594,330,855                          276,456,500
Accrued interest receivable
  Loans                                                                   3,528,742                            1,895,933
  Securities                                                              1,383,252                              736,000
Real estate owned and real
  estate in judgment                                                        333,420                              366,262
Premises and equipment, net                                              12,509,628                            5,636,478
Acquisition intangibles                                                  16,199,516
Other assets                                                              4,479,772                            2,420,372
                                                                       ------------                         ------------
  Total assets                                                         $745,381,236                         $370,305,162
                                                                       ============                         ============

LIABILITIES
Deposits                                                               $583,139,855                         $243,219,523
Federal Home Loan Bank advances                                          71,240,532                           43,240,532
Advances from borrowers for taxes
  and insurance                                                           1,749,961                              252,599
Accrued expenses and other liabilities                                    7,959,537                            4,032,491
                                                                       ------------                         ------------
  Total liabilities                                                     664,089,885                          290,745,145
                                                                       ------------                         ------------
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value;
10,000,000 shares authorized; issued
5,836,838 shares at March 31, 1996
  5,821,838 shares at December 31, 1995                                      58,368                               58,218
Additional Paid-in Capital                                               60,303,323                           57,662,412
Retained earnings, substantially
  restricted                                                             32,158,964                           31,276,876
Net unrealized gain or (loss) on securities available
  for sale, net of tax                                                     (270,223)                             390,556
Employee Stock Ownership Plan
  (Unallocated Shares)                                                   (3,176,360)                          (3,302,352)
Management Recognition and
  Retention Plan (Unearned Shares)                                       (2,413,665)                          (2,311,137)
Less Cost of Common Stock in
  Treasury - 382,000 Shares at
  March 31, 1996, 306,000 shares at
  December 31, 1995                                                      (5,369,056)                          (4,214,556)
                                                                       ------------                         ------------

Total Stockholders' Equity                                               81,291,351                           79,560,017
                                                                       ------------                         ------------
Total Liabilities and
  Stockholders' Equity                                                 $745,381,236                         $370,305,162
                                                                       ============                         ============

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                            1996                              1995
                                                                            ----                              ----
Interest Income
     Loans                                                               $ 8,932,998                        $4,794,872
     Investment securities and
       equity investments                                                  1,268,255                         1,169,684
     Other interest and dividend income                                      122,980                            64,929
                                                                         -----------                        ----------
                                                                          10,324,233                         6,029,485
                                                                         -----------                        ----------
Interest Expense
     Deposits                                                              4,507,529                         2,244,088
     Federal Home Loan Bank advances                                         831,629                           237,493
     Other                                                                     2,519                            17,180
                                                                         -----------                        ----------
                                                                           5,341,677                         2,498,761
                                                                         -----------                        ----------
NET INTEREST INCOME                                                        4,982,556                         3,530,724

Provision for loan losses                                                    113,793                            30,000
                                                                         -----------                        ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                          4,868,763                         3,500,724
                                                                         -----------                        ----------
Noninterest income
     Service charges and other fees                                          766,211                           509,738
     Gain on sale of loans                                                    54,398                             5,311
     Other                                                                    99,017                            (4,557)
                                                                         -----------                        ----------
                                                                             919,626                           510,492
                                                                         -----------                        ----------
Noninterest expense
     Compensation and benefits                                             1,896,628                         1,265,490
     Occupancy                                                               235,147                           188,243
     Furniture, fixtures and equipment                                       140,130                           145,669
     Advertising                                                              57,520                            56,599
     FDIC deposit insurance premium                                          233,332                           130,752
     State single business tax                                                71,444                            55,500
     Data processing                                                         217,624                           146,294
     Other                                                                   913,483                           574,834
                                                                         -----------                        ----------
                                                                           3,765,308                         2,563,381
                                                                         -----------                        ----------
INCOME BEFORE FEDERAL
     INCOME TAX EXPENSE                                                    2,023,081                         1,447,835

Federal income tax expense                                                   726,906                           454,646
                                                                         -----------                        ----------

NET INCOME                                                               $ 1,296,175                        $  993,189
                                                                         ===========                        ==========
Primary and fully diluted earnings
  per common and common
  share equivalents                                                              .24                               .19
                                                                                 ===                               ===

Dividends per common share                                                       .08                               .07
                                                                                 ===                               ===

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                              1996                      1995
                                                                                              ----                      ----
Balance, Beginning of Period                                                               $79,560,017              $78,593,378

Net Income                                                                                   1,296,175                  993,189

Purchase of AmeriBank
  Cost of Warrants and Options                                                               2,306,266

Shares Committed to be Released
  Under Employee Stock Ownership Plan                                                          203,363                  127,495

Issuance of Common Stock for Management
  Recognition Plan                                                                             241,875

Unearned Management Recognition
  Plan Shares                                                                                 (241,875)

Shares Earned Under Management Recognition
  and Retention Plan                                                                           139,347

Cash Dividend - $.08 Per Share - March 31, 1996                                               (414,087)
                     $.07 Per Share - March 31, 1995                                                                   (363,890)

Change in Unrealized Loss on Securities Available
  For Sale, Net of Tax                                                                        (645,230)                 808,850

Shares Repurchased for Treasury at Cost                                                     (1,154,500)
                                                                                           -----------              -----------
Balance, End of Period                                                                     $81,291,351              $80,159,022
                                                                                           ===========              ===========

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                               1996                      1995
                                                                                               ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                           $   1,296,175             $    993,189
    Adjustments to reconcile net income to net cash
         from operating activities
             Depreciation                                                                      147,300                  113,293
             Net amortization of security premiums and discounts                                32,103                    8,036
             Amortization of intangible asset                                                  152,343                        0
             Provision for loan losses                                                         113,793                   30,000
             Loss on limited partnership investments                                            20,915                   16,698
             ESOP expense                                                                      203,363                  127,495
             MRP expense                                                                       139,347                        0
             Organization of loans for sale                                                 (2,344,000)                (183,000)
             Proceeds from sale of loans originated for sale                                 2,398,398                  188,311
             Gain on sale of loans                                                             (54,398)                  (5,311)
             Deferred taxes                                                                    506,226                   22,999
             Changes in assets and liabilities
                 Deferred loan fees and discounts                                            1,147,000                  (43,529)
                 Interest receivable                                                        (2,280,061)                (146,867)
                 Other assets                                                                2,276,095                 (445,983)
                 Accrued interest payable                                                    1,390,982                  975,010
                 Other liabilities                                                            (911,386)                 (32,647)
                                                                                         -------------             ------------
                    Net cash from operating activities                                       4,234,195                1,617,694

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash paid for, acquisition of AmeriBank (see Note 2)                               (22,958,606)                       0
    Purchase of securities available for sale                                               (2,000,000)                (596,485)
    Proceeds from calls and maturities of securities available for sale                      3,373,435                2,445,000
    Proceeds from sale of securities available for sale                                     18,224,257                        0
    Purchases of securities held to maturity                                                         0                   (2,000)
    Proceeds from calls and maturities of securities held to maturity                                0                2,150,000
    Purchases of FHLB stock                                                                 (1,000,000)                       0
    Principal payments on mortgage-backed certificates                                         672,801                  276,107
    Purchases of loans                                                                               0                 (232,000)
    Loan originations and principal payments on loans                                      (24,403,762)              (8,158,977)
    Premises and equipment expenditures, net                                                  (264,090)                (514,778)
                                                                                         -------------             ------------
         Net cash from investing activities                                                (28,355,965)              (4,633,133)

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                   CONTINUED

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                              1996                      1995
                                                                                              ----                      ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                                 6,896,353                 (838,985)

    Proceeds from FHLB advances                                                             28,000,000                        0
    Repayment of FHLB advances                                                              (4,890,000)                       0
    Net income (dec) in advances from borrowers                                              1,497,362                  605,912
    Cash dividends paid                                                                       (414,087)                (363,890)
    Purchase of treasury shares                                                             (1,154,500)                       0
                                                                                           -----------              -----------
         Net cash from financing activities                                                 29,935,128                 (596,963)

Net change in cash and cash equivalents                                                      5,813,358               (3,612,402)
                                                                                           -----------              -----------
Cash and cash equivalents at beginning of year                                              15,867,787               14,758,555
                                                                                           -----------              -----------
Cash and cash equivalents at end of year                                                   $21,681,145              $11,146,153
                                                                                           ===========              ===========

Supplemental disclosures of cash flow information
    Cash paid during the year for
         Interest                                                                          $ 3,950,695              $ 1,523,751
         Income taxes                                                                                0                        0

Supplemental disclosure of noncash investing activities
    Transfers from loans to real estate owned                                                   37,767                   40,002

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1996

                                  (UNAUDITED)



NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Company") and its wholly owned subsidiary, Ottawa Savings Bank, F.S.B. ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1996, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1995.

         The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

         Earnings per common share and common share equivalents for the quarter ended March 31, 1996, were computed by dividing net income for the quarter ended March 31, 1996 by 5,322,658, the weighted average number of shares outstanding and the weighted average number of common stock equivalents resulting from dilutive stock options for the quarter ended March 31, 1996.

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. The Corporation adopted SFAS No. 122 on January 1,
1996, as required. SFAS No. 122 eliminates the accounting distinction between originated and purchased mortgage servicing rights. Beginning in 1996, when a loan is originated with the intent to sell, a separate asset will be recognized for the mortgage servicing right, which is consistent with the current treatment of purchased mortgage servicing rights. SFAS No. 122 also changes the manner in which impairment of capitalized mortgage servicing rights is recognized. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance.

         Based on the volume of mortgage banking activity conducted during 1995, the Corporation does not expect SFAS No. 122 to have a significant impact on its consolidated financial condition and results of operations for 1996.

         The FASB has issued SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123 establishes a fair value based method of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1996

                                  (UNAUDITED)



the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. The accounting requirements of the Statement are required for transactions entered into in fiscal years that begin after December 15, 1995, although early adoption is permitted. Disclosure requirements are effective for financial statements issued after December 15, 1995 or the period in which the accounting requirements are adopted if they are early adopted. Companies which elect to continue measuring compensation costs under current guidance must present pro-forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994, however that disclosure need not be made until financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year. Management has concluded that the Corporation will not adopt the fair value accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Corporation's consolidated financial position or results of operations.


NOTE 2 -    ACQUISITION

         On February 13, 1996, the Company completed the acquisition of AmeriBank Federal Savings Bank ("AmeriBank"), a federal savings bank headquartered in Muskegon, Michigan. Under the terms of this transaction, the Company acquired all of the outstanding stock of AmeriBank in exchange for approximately $30.4 million in cash and warrants to acquire 567,000 shares of Company stock at $17.50 per share. The value of the warrants is determined to be approximately $555,000. Further, options to acquire AmeriBank stock were converted to options to acquire Company stock. The value of these options for purposes of determining the total cost to the Company for the merger transaction is approximately $1.8 million. Accordingly, the total cost of the transaction considering cash, warrants, and converted options is approximately $32.7 million.

         The acquisition is being accounted for using the purchase method of accounting. Intangibles acquired are being amortized under various methods and over the lives of the corresponding assets and liabilities. In conjunction with the acquisition, the fair values of significant assets and liabilities assumed were as follows, stated in thousands of dollars:

         Cash acquired net of cash paid for acquisition         $ (22,958)
         Securities                                                42,629
         Loans                                                    294,699
         Premises and equipment                                     6,756
         Acquisition intangibles                                   16,352

         Deposits                                                (333,024)
         Other borrowings                                          (4,890)

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1996

                                  (UNAUDITED)



         The results of operations reflects AmeriBank from February 13, 1996, through March 31, 1996. The following table presents proforma information as if the acquisition of AmeriBank had occurred at the beginning of both 1996 and 1995 (in thousands, except per share data):

                                                                               Three Months Ended
                                                                                    March 31
                                                                     1996                              1995
                                                                     ----                              ----
Interest income                                                  $13,263,592                        $11,155,889
Interest expense                                                   7,141,966                          5,563,260
                                                                 -----------                        -----------
Net interest income                                                6,121,626                          5,592,629
Provision for loan losses                                            250,003                            105,000
                                                                 -----------                        -----------
Net interest income after
  provision for loan losses                                        5,871,623                          5,487,629
Non-interest income                                                1,000,727                            824,131
Non-interest expense                                               4,703,920                          4,470,387
                                                                 -----------                        -----------
Income before federal income tax                                   2,168,430                          1,841,373
Federal income tax expense                                           812,843                            623,455
                                                                 -----------                        -----------
Net income                                                       $ 1,355,587                        $ 1,217,918
                                                                 ===========                        ===========
Primary and fully diluted earnings
  per common and common share equivalents                        $       .25                        $       .22
                                                                 ===========                        ===========


         In connection with the acquisition, the following benefits were provided. The Company entered into an employment agreement with one of its officers. Under the terms of that agreement, certain events leading to separation from the Company could result in cash payments aggregating approximately $353,000. Further, AmeriBank options rolled over into 149,144 options to acquire Company Stock at a price equivalent to the original AmeriBank exercise price, additional options to purchase 41,486 shares of common stock were awarded and an additional 15,000 shares of common stock were awarded under the MRP. For more discussion regarding the stock option plan and the MRP, see Note 3.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1996

                                  (UNAUDITED)



NOTE 3 - STOCK OPTION AND INCENTIVE PLAN ("SOP") AND MANAGEMENT RECOGNITION PLAN ("MRP")

         The Company's Board of Directors adopted an SOP and MRP after the plans were approved by shareholders at the April 25, 1995 annual meeting. The SOP and MRP are administered by a committee of directors of the Company. This committee selects recipients and terms of awards pursuant to the Plan. Total shares available under the SOP and MRP plans at March 31, 1996, were 562,062 and 224,825, respectively. On April 23, 1996, Ottawa Financial Corporation shareholders approved reservation of an additional 276,488 shares under the SOP plan.


NOTE 4 -    SECURITIES

         The amortized cost and estimated fair values of securities at March 31, 1996, are as follows.


                                                                  Gross               Gross
                                           Amortized            Unrealized         Unrealized             Estimated
                                              Cost                Gains              Losses               Fair Value
                                              ----                -----              ------               ----------
Available for Sale
Equity securities
    Money market funds                      $   913,763                                                    $   913,763
    Mortgage-backed funds
    Other funds
    Other                                       157,805             $ 84,486                                   242,291
                                            -----------             --------             --------          -----------
                                              1,071,568               84,486                    0            1,156,054
                                            -----------             --------             --------          -----------
Debt securities
    Obligations of US government
         corporations and agencies           23,051,897               29,321              180,824           22,900,394
    Corporate                                24,696,380              103,966               86,967           24,713,379
    Asset backed                             32,584,351              105,640              495,543           32,194,448
    State and municipal securities            5,094,102               42,099               11,670            5,124,531
                                            -----------             --------             --------          -----------
                                             85,426,730              281,026              775,004           84,932,752
                                            -----------             --------             --------          -----------
                                            $86,498,298             $365,512             $775,004          $86,088,806
                                            ===========             ========             ========          ===========

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1996

                                  (UNAUDITED)



    The amortized cost and estimated fair values of securities at December 31, 1995 are as follows:

                                                                  Gross               Gross
                                           Amortized            Unrealized         Unrealized             Estimated
                                              Cost                Gains              Losses               Fair Value
                                              ----                -----              ------               ----------
Available for Sale
Equity securities
    Money market funds                      $17,150,000                                                    $17,150,000
    Mortgage-backed funds                     2,574,257                                                      2,574,257
    Other funds                                 172,636             $ 97,419                                   270,055
                                            -----------             --------                               -----------
                                             19,896,893               97,419                                19,994,312
Debt securities
    Obligations of US government
         corporations and agencies           11,920,073              124,003              $14,390           12,029,686
    Corporate                                21,050,018              242,291                                21,292,309
    Asset backed                             11,304,995              145,161                2,733           11,447,423
                                            -----------             --------              -------          -----------
                                             44,275,086              511,455               17,123           44,769,418
                                            -----------             --------              -------          -----------
                                            $64,171,979             $608,874              $17,123          $64,763,730
                                            ===========             ========              =======          ===========


NOTE 5 -    STOCK REPURCHASE PROGRAM

         On August 7, 1995, Ottawa Financial Corporation received approval from the Office of Thrift Supervision to repurchase up to 5% or 277,042 of its outstanding shares, beginning August 21, 1995. During the first quarter of 1996, 76,000 shares have been repurchased at an average price of $16.08 per share, leaving 176,042 shares to be repurchased under this program.

         On September 19, 1995, Ottawa Financial Corporation received approval from the Office of Thrift Supervision to repurchase up to 224,825 of its outstanding shares. This repurchase program will provide shares for the Corporation's stock-based benefit plans. No shares have been repurchased under this program.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1996

                                  (UNAUDITED)



NOTE 6 -    BORROWINGS FROM FEDERAL HOME LOAN BANK OF INDIANAPOLIS


                                                       Rate at                          Balance at
                                                      March 31                 March 31             December 31
        Due Date                                        1996                     1996                   1995
        --------                                        ----                     ----                   ----
Single maturity fixed rate
     February 15, 1996                                 8.4000%                  $      0               $ 2,000
     December 1, 1997                                  5.5900%                     4,000                 4,000
     December 1, 1997                                  5.4100%                     5,000                 5,000
     February 23, 1998                                 4.9700%                    10,000                     0
     May 8, 1998                                       5.4300%                     3,000                 3,000
     November 30, 1998                                 5.6600%                     6,000                 6,000
     December 1, 1998                                  5.4700%                     5,000                 5,000
     December 28, 1998                                 5.3900%                     5,000                     0
     February 1, 1999                                  5.2600%                     5,000                     0
     February 16, 1999                                 5.1200%                     5,000                     0
     March 17, 1999                                    7.3000%                     3,000                 3,000
     October 29, 1999                                  6.6600%                     2,870                 2,870
     October 29, 1999                                  6.8400%                       130                   130

Single maturity variable rate
     June 24, 1996 - reprices daily                    6.0200%                         0                 5,000
     September 23, 1996 - reprices daily               5.6200%                     2,000                     0
     March 19, 1997 - reprices quarterly               5.4075%                     5,000                     0
     March 27, 1997 - reprices quarterly               5.4075%                     3,000                     0

Amortizable fixed rate
     June 15, 1999                                     7.1600%                     2,241                 2,241
     May 15, 2000                                      6.8200%                     5,000                 5,000
                                                                                --------               -------

                                                                                $ 71,241               $43,241
                                                                                ========               =======

     During April 1996, an additional $15,000,000 of single maturity, variable rate advances were borrowed from the Federal Home Loan Bank of Indianapolis.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1996

                                  (UNAUDITED)



NOTE 7 -    LOANS

        Loans are classified as follows:


                                                                           March 31                     December 31
                                                                             1996                           1995
                                                                             ----                           ----
First mortgage loans
     Principal balances
        Secured by one-to-four family residences                            $410,741                       $209,159
        Secured by other  properties                                          60,667                         18,575
        Construction loans                                                    61,205                         41,411
                                                                            --------                       --------
                                                                             532,613                        269,145
                                                                            --------                       --------
Consumer and other loans
     Principal balances
        Commercial loans                                                       8,218                              0
        Auto loans                                                            40,485                          9,530
        Home equity loans                                                     23,207                         12,038
        Home improvement                                                       8,288                            373
        Other                                                                  5,072                          2,517
                                                                            --------                       --------
                                                                              85,270                         24,458
                                                                            --------                       --------
                                                                             617,883                        293,603
                                                                            --------                       --------
Less:
     Undisbursed portion of
     Construction loans                                                       20,952                         14,861
     Deferred fees and discounts                                                (113)                         1,034
     Allowance for loan losses                                                 2,713                          1,251
                                                                            --------                       --------
                                                                              23,552                         17,146
                                                                            --------                       --------
                                                                            $594,331                       $276,457
                                                                            ========                       ========

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1996

                                  (UNAUDITED)


NOTE 8 -    ALLOWANCE FOR LOAN LOSSES

                                                                               1996                             1995
                                                                               ----                             ----
Balance - beginning of year                                                   $1,251                            $1,118
     Provision                                                                   114                                30
     Acquisition of AmeriBank                                                  1,338                                 0
     Recoveries                                                                   26                                 0
     Charge-offs                                                                 (16)                                0
                                                                              ------                            ------
Balance - March 31                                                            $2,713                            $1,148
                                                                              ======                            ======


NOTE 9 -    DEPOSITS

                                                                           March 31,                     December 31,
                                                                              1996                           1995
                                                                              ----                           ----
Non-interest bearing                                                        $ 23,112                       $ 12,262
NOW accounts and MMDAs                                                       135,883                         46,986
Passbook and statement savings                                                73,379                         46,470
Certificates of deposit                                                      350,766                        137,502
                                                                            --------                       --------
                                                                            $583,140                       $243,220
                                                                            ========                       ========


NOTE 10 -   CAPITAL REQUIREMENTS

        At March 31, 1996, the Bank meets all three regulatory requirements as follows:

                                            Actual                   Required                  Excess
                                            ------                   --------                  ------
Tangible capital                              7.04%                    1.50%                    5.54%
Core capital                                  7.04%                    3.00%                    4.04%
Risk based capital                           11.14%                    8.00%                    3.14%

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1996

                                  (UNAUDITED)



     The following is a reconciliation of the Bank's capital under generally accepted accounting principals ("GAAP") to regulatory capital at March 31, 1996.


                                            GAAP              Tangible               Leverage              Risk-Based
                                          Capital              Capital                Capital                Capital
                                          -------              -------                -------                -------
GAAP capital                               $66,178            $ 66,178                $ 66,178              $ 66,178
                                           =======
Non-allowable assets
     Intangibles                                              (16,231)                (16,231)              (16,231)
Additional capital items
     Unrealized loss on
     securities available for sale                                 367                     367                   367
     Allowances - limited                                                                                      2,713
                                                              --------                --------              --------
Regulatory capital - computed                                   50,314                  50,314                53,027
Minimum capital requirement                                     10,764                  21,529                38,066
                                                              --------                --------              --------
Regulatory capital - excess                                   $ 39,550                $ 28,785              $ 14,961
                                                              ========                ========              ========
Regulatory asset base                                         $717,623                $717,623              $475,819
                                                              ========                ========              ========

Item 2.
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


        The following discussion compares the financial condition of Ottawa Financial Corporation ("Company") and its wholly owned subsidiary, Ottawa Savings Bank, FSB ("Bank") at March 31, 1996 to December 31, 1995 and the results of operations for the three months ended March 31, 1996, compared to the same period in 1995. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

FINANCIAL CONDITION

        Total assets increased $375.07 million or 101.29% from $370.31 million on December 31, 1995 to $745.38 million on March 31, 1996, of which $356.77 million of assets were acquired from AmeriBank.

        Total cash and cash equivalents increased 36.61% or $5.81 million, to $21.68 million on March 31, 1996, from $15.87 million on December 31, 1995. Investment securities available for sale increased 32.94% from $64.76 million on December 31, 1995 to $86.09 million on March 31, 1996, of which $42.63 million of investment securities available for sale were acquired from AmeriBank. Proceeds of $21.60 million received from sold and matured investment securities, together with an increase in deposits and Federal Home Loan Bank advance borrowings, were used to fund the AmeriBank acquisition, to fund loan growth and increase cash and cash equivalents.

        Loans receivable increased 114.98% or $317.87 million from $276.46 million on December 31, 1995 to $594.33 million on March 31, 1996. This increase is primarily the result of strong lending activity in the Company's market and $294.70 million of loans acquired from AmeriBank.


        Deposits increased 139.76% or $339.92 million from $243.22 million on December 31, 1995 to $583.14 million on March 31, 1996, of which $333.02 million were acquired from AmeriBank.

        Federal Home Loan Bank advances increased 64.75% from $43.24 million on December 31, 1995 to $71.24 million at March 31, 1996. The proceeds of the advances were used primarily to fund the AmeriBank acquisition and loan growth during the first quarter.

        The Company's net unrealized gain/loss on securities available for sale, net of tax, decreased from a gain of $390,556 on December 31, 1995 to a loss of $270,223 on March 31, 1996. The decrease was a result of the general increase in market interest rates during the three month period ended March 31, 1996.

        Total stockholders' equity increased from $79.56 million on December 31, 1995 to $81.29 million on March 31, 1996. Stockholders' equity increased as a result of net income after payment of dividend and by the cost of warrants and options issued upon the purchase of AmeriBank, partially offset as a result of the repurchase of 76,000 shares of Company common stock and by the change in net unrealized gain or loss on securities available for sale.

        During the first quarter of 1996, the Company declared a cash dividend of $.08 per share. Dividends declared, as a percentage of earnings per share was 33.33% for the three month period ended March 31, 1996.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

        The following tables present for the periods indicated the total dollar amount of interest income earned on average interest-earning assets and the resultant yields, as well as the amount of interest expense paid on average interest-bearing liabilities, and the resultant rates. All average balances are monthly average balances.

                                                       Three Months Ended                            Three Months Ended
                                                         March 31, 1996                                March 31, 1995
                                             --------------------------------------          ------------------------------------
                                               Average        Interest                         Average        Interest
                                             Outstanding       Earned/       Yield/          Outstanding       Earned/     Yield/
                                               Balance          Paid          Rate             Balance          Paid        Rate
                                             -----------      --------       ------          -----------      --------     ------
                                                                                (Dollars in Thousands)
 Interest-Earning Assets:
   Loans receivable (1)                           $439,353       $ 8,933       8.05%              $234,419      $ 4,795     8.30%
   Securities - Taxable                             76,293         1,239       6.47                 71,541        1,170     6.48
   Securities - Tax Exempt                           2,633            29       4.23

   Other interest earning assets                     8,851           123       5.56                  3,004           65     8.77
                                                  --------       -------                          --------      -------
     Total interest-earning assets (1)            $527,130       $10,324       7.84               $308,964      $ 6,030     7.87
                                                  --------       -------                          --------      -------
 Interest-Bearing Liabilities:
   Demand and NOW deposits                        $ 77,406       $   759       3.90               $ 45,104      $   299     2.69

   Savings deposits                                 59,243           377       2.55                 47,821          289     2.44
   Certificate accounts                            248,155         3,372       5.43                125,237        1,657     5.37
   FHLB advances                                    56,946           831       5.86                 14,035          237     6.86

   Other interest bearing liabilities                  134             3       7.50                    768           17     9.07
                                                  --------       -------                          --------      -------
     Total interest-bearing liabilities           $441,884       $ 5,342       4.83               $232,965      $ 2,499     4.35
                                                  --------       -------                          --------      -------
   Net interest income                                           $ 4,982                                        $ 3,531
                                                                 =======                                        =======

   Net interest rate spread                                                    3.01%                                        3.52%
                                                                               ====                                         ====
   Net earning assets                             $ 85,246                                        $ 75,999
                                                  ========                                        ========
   Net yield on average
     interest-earning assets                                                   3.79%                                        4.63%
                                                                               ====                                         ====
   Average interest-earning assets
     to average interest-bearing
     liabilities                                                   1.19x                                          1.33x
                                                                   ====                                           ====

- --------------------
  (1) Calculated net of deferred loan fees, loan discounts, loans in process, and loan reserves.


RATE/VOLUME ANALYSIS

        The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the change related to changes in outstanding balances and that due to interest rate movements.
For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                            1996 vs. 1995
                                                                         --------------------------------------------------
                                                                                    Increase
                                                                                   (Decrease)
                                                                                     Due to
                                                                         ---------------------------------
                                                                                                             Total Increase
                                                                             Volume            Rate            (Decrease)
                                                                         --------------------------------------------------
                                                                                        (Dollars in Thousands)
 Interest-earning assets:
    Loans receivable                                                          $4,307           $(169)               $4,138
    Securities - Taxable                                                          83             (14)                   69

    Securities - Tax Exempt                                                       29                                    29
    Other interest-earning assets                                                 88             (30)                   58
                                                                              ------           -----                ------
       Total interest-earning assets                                          $4,507           $(213)               $4,294
                                                                              ======           =====                ======
 Interest-bearing liabilities:
    Demand and NOW deposits                                                      275             185                   460
    Savings deposits                                                              73              15                    88

    Certificate accounts                                                       1,663              52                 1,715
    Borrowings                                                                   620             (40)                  580
                                                                              ------          ------                ------
       Total interest-bearing liabilities                                     $2,631            $213                $2,843
                                                                              ======          ======                ======
 Net interest income                                                                                                $1,451
                                                                                                                    ======


RESULTS OF OPERATIONS

        Net income increased 30.51% from $993,189 in the quarter ended March 31, 1995 to $1.30 million in the quarter ended March 31, 1996.

        Net interest income increased $1.45 million during the quarter ended March 31, 1996, compared to the same period in 1995. The increase reflects the net interest income from the acquisition of AmeriBank, continued strong core earnings, which were partially offset by increased interest expense on deposits and borrowings as a result of increases in balances and the rates paid on such liabilities. The net yield on average interest earning assets, i.e. net interest margin decreased from 4.63% for the three months ended March 31, 1995 to 3.79% for the three months ended March 31, 1996. This decrease was due in part to the increase in the rates paid on the Bank's deposits and borrowings, including deposits and liabilities which were acquired from AmeriBank. The percentage of total average interest-bearing assets to total average interest-bearing liabilities was 119% at March 31, 1996, compared to 133% at March 31, 1995.

        Provision for loan losses increased $84,000 for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995. This increase was based on management's assessment of risk factors included in the loan portfolio of the Bank and the loan portfolio acquired from AmeriBank. The allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. Although the level of non-performing assets is considered in establishing the allowance for loan losses balance, variations in non-performing loans have not been meaningful based on the Bank's past loss experience and, as such, the minor variations have not had a significant impact on the overall level of the allowance for loan losses (see discussion on non-performing assets and allowance for loan losses). Loans are put on a non-accrual status unless they are adequately capitalized and in the process of collection. As of March 31, 1996, there were $1.84 million in loans in non-accrual status, compared to no loans in non-accrual status as of March 31, 1995. As of March 31, 1996, the allowance for loan losses of $2.71 million was approximately .45% of net loans receivable and 95.53% of nonperforming assets, as compared to .48% and 202.78%, respectively, at March 31, 1995.

        Non-interest income was higher by $409,000 in the first quarter compared to the same period in 1995. Service charges and other fees increased during this period due to increased deposit account activity, increase in loan origination and refinancing activity, and the $120,000 contribution to non-interest income due to the acquisition of AmeriBank.

        Non-interest expense for the three month period ended March 31, 1996 increased $1.14 million from $2.56 million for the three month period ended March 31, 1995, to $3.77 million for the three month period ended March 31, 1996. The Bank's increase in non-interest expense was due to the non-interest expenses of AmeriBank and an increase in compensation and benefit expenses, primarily an increase in the ESOP expense of $75,000 and an increase in MRP expense of $139,000, along with general increase in other Bank expenses.

        The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves, while the SAIF has not yet achieved its required reserves. A recapitalization plan for the SAIF under consideration by Congress provides for a special assessment of 0.80% to 0.90% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. If a special assessment of 0.90% was effected based on deposits as of the Bank as of March 31, 1995 (as proposed), including the pro-forma effect of the acquisition of AmeriBank, the Bank's assessment would amount to approximately $4.81 million before taxes. Accordingly, this special assessment would significantly increase non-interest expense and adversely effect the Corporation's consolidated results of operations. If the one time assessment were adopted, the Bank has sufficient liquid reserves on deposit at the FHLB and a reserve of short-term liquid securities that could be used to fund the expense. This additional expense could limit capital formation and adversely impact the Bank's risk classification and associated FDIC premium rates. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly, which would reduce non-interest expense for future periods.

        The Company's federal income tax expense increased from $454,000 for the three month period ended March 31, 1995 to $726,000 for the three month period ended March 31, 1996. The increase in federal income tax was a result of higher net income before federal income tax expense, partially offset by the utilization of federal tax credits for low income housing.

        Earnings of $.24 per common share and common share equivalents were computed by dividing net income by the weighted average number of shares outstanding. The weighted average number of shares outstanding for the first quarter of 1995 was 5,322,658.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSS

        The Company's non-performing assets increased 4.40% or $120,000 from $2.73 million at December 31, 1995 to $2.85 million at March 31, 1996. At March 31, 1996, the percentage of non-performing assets to total assets was
 .38% compared to .74% at December 31, 1995. The Company's allowance for loan losses as a percentage of non-performing assets at March 31, 1996, was 95.16% compared to 45.82% at December 31, 1995.

        Non-accruing loans at March 31, 1996 consist of a $1.1 million multi-family real estate loan and $600,000 of loans secured by 22 individual condominium units to the same borrower. These loans were originated in 1986 for $1.2 million with a loan-to-value ratio of 66%. Upon the loan becoming 90 days delinquent, the Corporation exercised its assignment of rents provision under the mortgage documents giving the Corporation the right to receive the rents directly and to engage a new property management company, which it did. Currently, the project is at 90% occupancy and generating sufficient cash flow to cover principal, interest, one-twelfth of the real estate taxes, and a portion of the arrearage. The balance of the non-accruing loans in the amount of $175,000 consists of residential loans of $78,000 and consumer loans of $97,000.

        Accruing loans delinquent more than 90 days, at March 31, 1996, consisted of 27 one- to four-family residential loans totalling $629,000 and 21 consumer loans $54,000. At March 31, 1996, no individual one- to four-family accruing loan delinquent 90 days or more exceeded $103,000 in net book value.

        The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio at March 31, 1996 and December 31, 1995.

                                                                      March 31                     December 31
                                                                        1996                           1995
                                                                      --------                     -----------
 Non-accruing loans                                                     $1,835                         $  ---
                                                                                                       ------
 Accruing loans delinquent more than 90 days:
   One- to four-family                                                     629                          1,317
   Commercial and multi-family real estate                                                              1,110
   Consumer                                                                 54                              7
                                                                        ------                         ------
      Total                                                              2,518                          2,434
                                                                        ------                         ------
 Foreclosed assets:
   One- to four-family                                                     333                            296
                                                                        ------                         ------
      Total                                                                333                            296
                                                                        ------                         ------
 Total non-performing assets                                            $2,851                         $2,730
                                                                        ======                         ======
 Total as a percentage of total assets                                    .38%                           .74%
                                                                          ===                            ===

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                         March 31                                       December 31
                                                           1996                                             1995
                                           -------------------------------------           --------------------------------------
                                           Amount            Percent of Loans in           Amount             Percent of Loans in
                                                              Each Category to                                 Each Category to
                                                                 Total Loans                                      Total Loans
                                           ------            -------------------           ------             -------------------
 One- to four-family                      $   340                     66.47%               $   166                     71.24%
 Commercial real estate                       600                      9.82                    434                      5.90
 Construction or development                  111                      9.91                     53                     14.53
 Commercial                                    47                      1.33
 Consumer                                     595                     12.47                    143                      8.33
 Unallocated                                1,020                                              455
                                           ------                    -------                ------                    -------
 Total                                     $2,713                    100.00%                $1,251                    100.00%
                                           ======                    =======                ======                    =======


LIQUIDITY

        The Bank is required to maintain minimum levels of liquid assets of 5% as defined by Bank regulators. The Bank's liquidity ratio of 12.11% at March 31, 1996 complies with minimum levels. At March 31, 1996, the Bank had outstanding $74.61 million of loan commitments and unused lines of credit. The Bank has certificates of deposit due in less than 12 months of $137.60 million. It is anticipated that the majority of these certificates of deposit will rollover into another certificate of deposit with the bank. The Bank anticipates it will have sufficient funds available to meet current loan commitments through growth of deposits, amortization of loans and additional FHLB borrowings, if necessary.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings:
         There are no matters required to be reported under this item.

Item 2   Changes in Securities:
         There are no matters required to be reported under this item.

Item 3   Defaults Upon Senior Securities:
         There are no matters required to be reported under this item.

Item 4   Submission of Matters to a Vote of Security Holders:
         There are no matters required to be reported under this item.

Item 5   Other Information:
         There are no matters required to be reported under this item.

Item 6   Exhibits and Reports on Form 8-K:

         (a)       Exhibit 27 - Financial Data Schedule

         (b)       Exhibit 11 Statement - Re: Computation of per Share Earnings

         (c)       Reports on Form 8-K
                   1.      The Corporation filed a Form 8-K dated
                           January 31, 1996, containing a press release reporting fourth quarter and year end financial results.
                   2. The Corporation filed a Form 8-K dated March 5, 1996, containing a press release reporting the declaration of a cash dividend.


                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OTTAWA FINANCIAL CORPORATION

Date:  May 13, 1996                     Gordon L. Grevengoed
     -----------------------            --------------------------------------
                                        Gordon L. Grevengoed
                                        President and Chief Executive Officer

Date:  May 13, 1996                     Richard J. Hilbink
     -----------------------            --------------------------------------
                                        Richard J. Hilbink
                                        Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT                                                               SEQUENTIAL
NUMBER                        DESCRIPTION                              PAGE NO.
- ------                        -----------                             ----------

 11           Statement - Re:  Computation of per share earnings.

 27           Financial Data Schedule