Form 10-Q
period 1996-06-30
OTTAWA FINANCIAL CORP
filed 1996-08-13
CIK 920604

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

Commission File Number 0-24118


                          OTTAWA FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                                            38-3172166
- --------                                                                            ----------
(State or other jurisdiction of incorporation or organization)                      (IRS Employer Identification No.)

                  245 Central Avenue, Holland, Michigan  49423
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  616-393-7000
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ------      -------

Class:
Common stock, $.01 par value               As of August 5, 1996, there were
                                                 5,308,546 shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

                                                                                                               Page
                                                                                                               ----


ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

         Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-17



                          PART II - OTHER INFORMATION

OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

PART 1              OTTAWA FINANCIAL CORPORATION
Item 1.       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                       June 30, 1996                 December 31, 1995
                                                                       -------------                 -----------------
ASSETS
Cash and due from financial institutions                               $ 14,978,680                    $ 11,422,266
Interest-bearing demand deposits in other
  financial institutions                                                  2,089,398                       4,445,521
                                                                       ------------                    ------------
  Total cash and cash equivalents                                        17,068,078                      15,867,787

Securities available for sale                                            79,240,996                      64,763,730

Federal Home Loan Bank stock                                              5,146,400                       2,162,100
Loans receivable, net                                                   642,088,386                     276,456,500
Accrued interest receivable
  Loans                                                                   3,783,394                       1,895,933
  Securities                                                              1,085,878                         736,000
Real estate owned and real
  estate in judgment                                                         37,767                         366,262
Premises and equipment, net                                              12,976,525                       5,636,478
Acquisition intangibles                                                  15,894,830
Other assets                                                              4,822,484                       2,420,372
                                                                       ------------                    ------------
  Total assets                                                         $782,144,738                    $370,305,162
                                                                       ============                    ============

LIABILITIES
Deposits                                                               $601,746,599                    $243,219,523
Federal Home Loan Bank advances                                          89,669,897                      43,240,532
Advances from borrowers for taxes
  and insurance                                                           3,489,021                         252,599
Accrued expenses and other liabilities                                    6,900,826                       4,032,491
                                                                       ------------                    ------------
  Total liabilities                                                     701,806,343                     290,745,145
                                                                       ------------                    ------------

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value;
10,000,000 shares authorized; issued
5,955,912 shares at June 30, 1996
  5,821,838 shares at December 31, 1995                                      59,559                          58,218
Additional Paid-in Capital                                               60,860,638                      57,662,412
Retained earnings, substantially
  restricted                                                             33,198,123                      31,276,876
Net unrealized gain or (loss) on securities available
  for sale, net of tax                                                     (399,591)                        390,556
Employee Stock Ownership Plan
  (Unallocated Shares)                                                   (3,051,844)                     (3,302,352)
Management Recognition and
  Retention Plan (Unearned Shares)                                       (2,268,241)                     (2,311,137)
Less Cost of Common Stock in
  Treasury - 541,366 Shares at
  June 30, 1996, 306,000 shares at
  December 31, 1995                                                      (8,060,249)                     (4,214,556)
                                                                       ------------                    ------------

Total Stockholders' Equity                                               80,338,395                      79,560,017
                                                                       ------------                    ------------

Total Liabilities and
  Stockholders' Equity                                                 $782,144,738                    $370,305,162
                                                                       ============                    ============


          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                              Three Months Ended                  Six Months Ended
                                                                    June 30                            June 30
                                                             1996             1995             1996             1995
                                                             ----             ----             ----             ----
Interest Income
     Loans                                              $12,449,956       $5,098,926      $21,382,954       $ 9,893,798
     Investment securities and
       equity investments                                 1,282,633        1,159,753        2,478,154         2,329,436
     Other interest and dividend income                     172,631           76,864          368,345           141,794
                                                        -----------       ----------      -----------       -----------
                                                         13,905,220        6,335,543       24,229,453        12,365,028
                                                        -----------       ----------      -----------       -----------

Interest Expense
     Deposits                                             6,572,052        2,480,956       11,079,581         4,725,043
     Federal Home Loan Bank advances                      1,170,869          280,506        2,002,499           518,000
     Other                                                    4,533           16,771            7,051            33,951
                                                        -----------       ----------      -----------       -----------
                                                          7,747,454        2,778,233       13,089,131         5,276,994
                                                        -----------       ----------      -----------       -----------
NET INTEREST INCOME                                       6,157,766        3,557,310       11,140,322         7,088,034

Provision for loan losses                                   150,000           30,000          263,793            60,000
                                                        -----------       ----------      -----------       -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         6,007,766        3,527,310       10,876,529         7,028,034
                                                        -----------       ----------      -----------       -----------

Noninterest income
     Service charges and other fees                         789,880          576,021        1,556,089         1,085,758
     Gain on sale of loans                                   20,806          248,283           75,204           253,594
     Loss on securities                                      (6,752)        (343,122)          (4,267)         (343,122)
     Loss on sale REO                                       (14,049)                          (14,049)
     Other                                                  112,431          (11,166)         188,050           (15,722)
                                                        -----------       ----------      -----------       -----------
                                                            902,316          470,016        1,801,027           980,508
                                                        -----------       ----------      -----------       -----------

Noninterest expense
     Compensation and benefits                            2,240,214        1,294,876        4,137,432         2,560,365
     Occupancy                                              290,377          165,865          523,843           354,108
     Furniture, fixtures and equipment                      191,062          146,831          331,192           292,500
     Advertising                                             55,133           41,958          112,652            98,557
     FDIC deposit insurance premium                         326,473          130,752          559,805           261,505
     State single business tax                               86,325           55,500          157,769           111,000
     Data processing                                        253,848          150,347          471,471           296,641
     Other                                                1,079,986          655,824        1,973,647         1,230,659
                                                        -----------       ----------      -----------       -----------
                                                          4,523,418        2,641,953        8,267,811         5,205,335
                                                        -----------       ----------      -----------       -----------
INCOME BEFORE FEDERAL
     INCOME TAX EXPENSE                                   2,386,664        1,355,373        4,409,745         2,803,207

Federal income tax expense                                  930,713          533,597        1,657,619           988,242
                                                        -----------       ----------      -----------       -----------

NET INCOME                                              $ 1,455,951       $  821,776      $ 2,752,126       $ 1,814,965
                                                        ===========       ==========      ===========       ===========

Primary and fully diluted earnings
  per common and common
  share equivalents                                             .28              .16              .52               .35
                                                                ===              ===              ===               ===

Dividends per common share                                      .08              .08              .16               .15
                                                                ===              ===              ===               ===

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                    Six Months Ended
                                                                                                         June 30
                                                                                            1996                      1995
                                                                                            ----                      ----
Balance, Beginning of Period                                                               $79,560,017              $78,593,378

Net Income                                                                                   2,752,126                1,814,965

Purchase of AmeriBank
  Cost of Warrants and Options                                                               2,306,266

Shares Issued Upon Exercise of Stock Options                                                   479,699

Shares Committed to be Released
  Under Employee Stock Ownership Plan                                                          406,686                  269,598

Issuance of Common Stock for Management
  Recognition Plan                                                                             241,875                2,666,607

Unearned Management Recognition
  Plan Shares                                                                                 (241,875)              (2,666,607)

Shares Earned Under Management Recognition
  and Retention Plan                                                                           284,771                   88,870

Cash Dividend - $.16 Per Share - June 30, 1996                                                (830,879)
                     $.15 Per Share - June 30, 1995                                                                    (792,397)

Change in Unrealized Loss on Securities Available
  For Sale, Net of Tax                                                                        (774,598)               1,932,320

Shares Repurchased for Treasury at Cost                                                     (3,845,693)              (3,827,056)
                                                                                           -----------              -----------

Balance, End of Period                                                                     $80,338,395              $78,079,678
                                                                                           ===========              ===========





          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                    June 30
                                                                                          1996                    1995
                                                                                          ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                            $  2,752,126            $  1,814,965
    Adjustments to reconcile net income to net cash
         from operating activities
             Depreciation                                                                      345,521                 229,586
             Net amortization of security premiums and discounts                               140,030                  17,095
             Amortization of intangible asset                                                  457,029                       0
             Provision for loan losses                                                         263,793                  54,759
             Loss on limited partnership investments                                            41,830                  33,420
             ESOP expense                                                                      406,686                 269,598
             MRP expense                                                                       284,771                  88,870
             Origination of loans for sale                                                  (4,032,000)             (1,022,859)
             Proceeds from sale of loans originated for sale                                 4,107,204               1,035,131
             Gain on sale of loans                                                             (75,204)                (12,272)
             Loss on sale of equity securities                                                       0                 137,219
             Gain on sale of consumer loans                                                          0                (229,861)
             Other than temporary loss on securities available for sale                              0                 205,903
             Deferred taxes                                                                    603,333                   8,999
             Changes in assets and liabilities
                 Deferred loan fees and discounts                                            1,238,000                 (40,080)
                 Interest receivable                                                        (2,237,339)                (33,353)
                 Other assets                                                                1,979,047                (451,453)
                 Accrued interest payable                                                      340,161                  71,999
                 Other liabilities                                                          (1,016,383)                257,265
                                                                                          -------------           ------------
                    Net cash from operating activities                                       5,598,605               2,434,931
                                                                                          -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash paid for acquisition of AmeriBank                                             (22,958,606)                      0
    Purchase of securities available for sale                                               (8,336,525)               (643,360)
    Proceeds from calls and maturities of securities available for sale                      8,314,475               5,445,000
    Proceeds from sale of securities available for sale                                     24,976,063                       0
    Purchases of securities held to maturity                                                         0                  (2,000)
    Proceeds from calls and maturities of securities held to maturity                                0               2,150,000
    Proceeds from sale of equity securities                                                          0               2,758,312
    Proceeds from sale of consumer loans                                                             0               6,797,315
    Purchases of FHLB stock                                                                 (1,300,300)                      0
    Principal payments on mortgage-backed certificates                                       1,860,416                 584,625
    Purchases of loans                                                                      (6,591,000)               (598,100)
    Loan originations and principal payments on loans                                      (65,515,640)            (21,217,754)
    Premises and equipment expenditures, net                                                  (929,208)               (615,127)
                                                                                         -------------           -------------
         Net cash from investing activities                                                (70,480,325)             (5,341,089)


                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                   CONTINUED

                                                                                                    Six Months Ended
                                                                                                         June 30
                                                                                            1996                      1995
                                                                                            ----                      ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                                25,503,097                7,773,897

    Net increase in FHLB advances                                                           41,539,365                4,661,330
    Net increase in advances from borrowers                                                  3,236,422                1,257,888
    Proceeds from exercise of stock options                                                    479,699                        0
    Cash dividends paid                                                                       (830,879)                (792,397)
    Purchase of treasury shares                                                             (3,845,693)              (3,827,056)
                                                                                           -----------              -----------
         Net cash from financing activities                                                 66,082,011                9,073,662
                                                                                           -----------              -----------

Net change in cash and cash equivalents                                                      1,200,291                6,167,504
                                                                                           -----------              -----------

Cash and cash equivalents at beginning of year                                              15,867,787               14,758,555
                                                                                           -----------              -----------

Cash and cash equivalents at end of year                                                   $17,068,078              $20,926,059
                                                                                           ===========              ===========

Supplemental disclosures of cash flow information
    Cash paid during the year for
         Interest                                                                          $12,748,970              $ 5,204,995
         Income taxes                                                                      $ 1,020,334              $   710,243

Supplemental disclosure of noncash investing activities
    Transfers from loans to real estate owned                                              $    37,767              $   167,001





          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED JUNE 30, 1996

                                  (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Company") and its wholly owned subsidiary, Ottawa Savings Bank, F.S.B. ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1996, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1995.

         The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

         Earnings per common share and common share equivalents for the six months ended June 30, 1996, were computed by dividing net income for the period by 5,292,140, the weighted average number of shares outstanding and the weighted average number of common stock equivalents resulting from dilutive stock options for the six months ended June 30, 1996.

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Standards ("SFAS") No. 123, Accounting for Stock Based Compensation. SFAS No. 123 establishes a fair value based method of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. The accounting requirements of the Statement are required for transactions entered into in fiscal years that begin after December 15, 1995, although early adoption is permitted. Disclosure requirements are effective for financial statements issued after December 15, 1995 or the period in which the accounting requirements are adopted if they are early adopted. Companies which elect to continue measuring compensation costs under current guidance must present pro- forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994, however that disclosure need not be made until financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year. Management has concluded that the Company will not adopt the fair value accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED JUNE 30, 1996

                                  (UNAUDITED)




NOTE 2 - ACQUISITION

         On February 13, 1996, the Company completed the acquisition of AmeriBank Federal Savings Bank ("AmeriBank"), a federal savings bank headquartered in Muskegon, Michigan. The total cost of the transaction considering cash, warrants, and converted options is approximately $32.7 million.

         The results of operations reflects AmeriBank from February 13, 1996 through June 30, 1996. The following table presents proforma information as if the acquisition of AmeriBank had occurred at the beginning of both 1996 and 1995:

                                                                              Six Months Ended
                                                                                   June 30
                                                                    1996                              1995
                                                                    ----                              ----
Interest income                                                  $27,168,812                        $23,177,503
Interest expense                                                  14,889,420                         12,243,324
                                                                 -----------                        -----------
Net interest income                                               12,279,392                         10,934,179
Provision for loan losses                                            400,003                            210,000
                                                                 -----------                        -----------
Net interest income after
  provision for loan losses                                       11,879,389                         10,724,179
Non-interest income                                                1,903,043                          1,609,920
Non-interest expense                                               9,227,338                          8,853,055
                                                                 -----------                        -----------
Income before federal income tax                                   4,555,094                          3,481,044
Federal income tax expense                                         1,743,556                          1,281,610
                                                                 -----------                        -----------
Net income                                                        $2,811,538                        $ 2,199,434
                                                                 ===========                        ===========
Primary and fully diluted earnings
  per common and common share equivalents                        $       .53                        $       .40
                                                                 ===========                        ===========


Item 2.
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


        The following discussion compares the financial condition of Ottawa Financial Corporation ("Company") and its wholly owned subsidiary, Ottawa Savings Bank, FSB ("Bank") at June 30, 1996 to December 31, 1995 and the results of operations for the three months ended and six months ended June 30, 1996, compared to the same period in 1995. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

FINANCIAL CONDITION

        Total assets increased $411.83 million, or 111.21%, from $370.31 million on December 31, 1995 to $782.14 million on June 30, 1996, of which $356.77 million of assets were acquired from AmeriBank.

        Total cash and cash equivalents increased 7.56%, or $1.20 million, to $17.07 million on June 30, 1996 from $15.87 million on December 31, 1995. Investment securities available for sale increased 22.36%, or $14.48 million from $64.76 million on December 31, 1995 to $79.24 million on June 30, 1996, of which $42.63 million of investment securities available for sale were acquired from AmeriBank. Proceeds of $33.29 million received from sold and matured investment securities, together with an increase in deposits and Federal Home Loan Bank advance borrowings, were used to fund the AmeriBank acquisition, to fund loan growth and increase cash and cash equivalents.

        Loans receivable increased 132.25% or $365.63 million from $276.46 million on December 31, 1995 to $642.09 million on June 30, 1996. This increase is primarily the result of $294.70 million of loans acquired from AmeriBank, a very strong economic market, and a broad range of lending products now available in the Bank's combined larger market.

        Deposits increased 147.41%, or $358.53 million, from $243.22 million on December 31, 1995 to $601.75 million on June 30, 1996, of which $333.02 million were acquired from AmeriBank. The Bank has also been aggressive in marketing its Certificates of Deposit program, generating approximately $24 million in new Certificates of Deposit.

        Federal Home Loan Bank advances increased 107.38% from $43.24 million on December 31, 1995 to $89.67 million at June 30, 1996. The proceeds of the advances were used primarily to fund the AmeriBank acquisition and loan growth during the six months ended June 30, 1996.

        Total stockholders' equity increased from $79.56 million on December
31, 1995 to $80.34 million on June 30, 1996. Stockholders' equity increased as a result of net income after payment of dividends, the exercise of stock options which increased common stock and additional paid in capital, and by the cost of warrants and options issued upon the purchase of AmeriBank. The increase was partially offset as a result of the repurchase of 235,366 shares of Company common stock and by the change in net unrealized gain or loss on securities available for sale, net of tax, which decreased from a gain of $390,556 on December 31, 1995 to a loss of $399,591 on June 30, 1996 as a result of the general increase in market interest rates during the six month period ended
June 30, 1996.

        During the second quarter of 1996, the Company declared a cash dividend of $.08 per share. Dividends declared, as a percentage of earnings per share were 28.57% for the three month period ended June 30, 1996. Dividends paid for the six month period ended June 30, 1996 was $.16 per share. Dividends declared as a percentage of earnings per share was 30.77% for the six month period ended June 30, 1996.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

        The following tables present for the periods indicated the total dollar amount of interest income earned on average interest-earning assets and the resultant yields, as well as the amount of interest expense paid on average interest-bearing liabilities and the resultant rates. All average balances are monthly average balances.

                                                    Six Months Ended                                 Six Months Ended
                                                      June 30, 1996                                    June 30, 1995

                                            Average        Interest                         Average        Interest
                                          Outstanding      Earned/      Yield/            Outstanding      Earned/        Yield/
                                            Balance         Paid         Rate               Balance          Paid          Rate
 Interest-Earning Assets:

   Loans receivable (1) (2)                    $526,727     $21,401       8.13%              $239,991        $ 9,894       8.31%
   Securities - Taxable                          80,002       2,404       6.48                 69,812          2,329       6.64
   Securities - Tax Exempt (2)                    3,589         113       6.30

   Other interest earning assets                  7,188         368       6.37                  3,451            142       8.26%
                                                  -----         ---       ----                  -----            ---       ----
     Total interest-earning assets (1)         $617,506     $24,286       7.87%              $313,254        $12,365       7.94%
                                                -------      ------       ----               --------        -------       ----
 Interest-Bearing Liabilities:

   Demand and NOW deposits                     $114,276     $ 1,975       3.48%              $ 44,570        $   601       2.72%
   Savings deposits                              66,066         850       2.59                 48,090            583       2.44
   Certificate accounts                         302,793       8,254       5.48                127,766          3,541       5.59
   FHLB advances                                 69,889       2,003       5.76                 15,190            518       6.88

   Other interest bearing liabilities               182           7       7.80                    768             34       8.91%
                                                    ---           -       ----                    ---             --       ----

     Total interest-bearing liabilities        $553,206     $13,089       4.76%              $236,384        $ 5,277       4.50%
                                                -------      ------       ----                -------          -----       ----
   Net interest income                                      $11,197                                          $ 7,088
                                                             ======                                            =====

   Net interest rate spread                                               3.11%                                            3.44%
                                                                          ====                                             ====
   Net earning assets                          $ 64,300                                      $ 76,870
                                                 ======                                        ======
   Net yield on average
     interest-earning assets                                              3.63%                                            4.56%
                                                                           ===                                             =====

   Average interest-earning assets
     to average interest-bearing
     liabilities                                               1.12x                                            1.32x
                                                               ====                                             ====

____________________

  (1) Calculated net of deferred loan fees, loan discounts, loans in process, and loan reserves.

  (2) Tax exempt interest on securities and loans has been converted to a fully-taxable equivalent basis. Fully-taxable equivalent adjustments are as follows: (Dollars in Thousands)

                                                            Six Months Ended
                                                                June 30
                                                                  1996
                                                                  ----
        Loans                                                      $19
        Securities                                                  38
                                                                    --
           Total                                                   $57
                                                                    ==

RATE/VOLUME ANALYSIS

        The following table presents the dollar amount of changes in interest income and interest expense for major components of interest- earning assets and interest-bearing liabilities. It distinguishes between the change related to changes in outstanding balances and that due to interest rate movements.
For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

                                                                                 Six Months Ended
                                                                                     June 30

                                                                                  1996 vs. 1995
                                                                           Increase
                                                                          (Decrease)                    Total
                                                                            Due to                    Increase

                                                                   Volume             Rate           (Decrease)
                                                                   ------             ----           ----------
                                                                             (Dollars in Thousands)
 Interest-earning assets:
   Loans receivable                                                  $11,652             $(145)            $11,507

   Securities
     Taxable                                                             161               (86)                 75
     Tax Exempt                                                          113                                   113
   Other interest-earning assets                                         284               (58)                226
                                                                         ---              ----                 ---
     Total interest-earning assets                                   $12,210             $(289)            $11,921
                                                                     =======             =====

 Interest-bearing liabilities:
   Demand and NOW deposits                                             1,165               209               1,374

   Savings deposits                                                      229                38                 267
   Certificate accounts                                                4,772               (59)              4,713
   FHLB advances                                                       1,580               (95)              1,485

   Other interest-bearing liabilities                                    (23)               (4)                (27)
                                                                         ----              ---                ----
     Total interest-bearing liabilities                                $7,723              $89             $ 7,812
                                                                        =====               ==               -----

 Net interest income                                                                                       $ 4,109
                                                                                                            ======

RESULTS OF OPERATIONS

        Net income increased 77.6% from $822,000 in the quarter ended June 30, 1995 to $1.46 million in the quarter ended June 30, 1996. The net income for the six month period increased 51.9% from $1.81 million through June 30, 1995 to $2.75 million through June 30, 1996. The increase was due primarily to asset growth resulting from the acquisition of AmeriBank in the first quarter of 1996. Additionally, the net effect of the amortization of the purchase accounting adjustments and goodwill that was generated in the acquisition has also had a small positive impact on net income during the quarter ended June 30, 1996. The difference between the purchase price and net book value of AmeriBank on the date of acquisition was approximately $12.7 million. The excess was allocated to the significant assets and liabilities assumed in the acquisition to record these items at their fair values (referred to as purchase accounting adjustments), with the remaining excess allocated to goodwill. The purchase accounting adjustments and goodwill are being amortized under various methods and over the lives of the corresponding assets and liabilities.

        The most significant purchase accounting adjustment relates to deposits, for which an increase in value of approximately $3.89 million was recorded. This adjustment is being amortized over approximately 4.5 years, resulting in a positive impact to income through the year 2000. Offsetting this positive impact to income is the amortization of the other purchase accounting adjustments and the amortization of goodwill, which are being amortized using the straight-line method over a period of 15 years. Overall, the net effect is an increase to income, after taxes, during 1996 and a decrease to income, after taxes, thereafter.

        Net interest income increased $2.60 million during the quarter ended June 30, 1996, compared to the same period in 1995, reflecting increased income as a result of the acquisition of AmeriBank and continued strong core earnings, partially offset by increased interest expense on deposits and borrowings as a result of increases in balances and the rates paid on such liabilities. For the six month period ended June 30, 1996, net interest income was up $4.05 million. The net yield on average interest earning assets, i.e. net interest margin, decreased from 4.56% for the six months ended June 30, 1995 to 3.63% for the six months ended June 30, 1996. The reduction in net interest margin was primarily the result of the liquidation of interest earning securities to fund the acquisition of AmeriBank, and the result of the acquisition of AmeriBank, which had a net interest margin of 2.62% at December 31, 1995. The percentage of total average interest-bearing assets to total average interest-bearing liabilities decreased to 112% at June 30, 1996, from 132% at June 30, 1995. This decrease was primarily the result of the acquisition of AmeriBank which had an average of total interest bearing assets to total interest bearing liabilities of 102% at December 31, 1995.

        Provision for loan losses increased $120,000 for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995 and increased $204,000 for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995. This increase was based on management's assessment of risk factors. The allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. Considering management's intention to grow commercial and consumer portfolios, increasing provisions are appropriate in preparation for higher risk of loss with those portfolios compared to mortgages. Although the level of non-performing assets is considered in establishing the allowance for loan losses balance, variations in non-performing loans have not been meaningful based on the Company's past loss experience and, as such, the minor variations have not had a significant impact on the overall level of the allowance for loan losses. Delinquent loans are put on non-accrual status unless they are adequately capitalized and in the process of collection. As of June 30, 1996, $1.01 million of loans were non-accruing, compared to none as of June 30, 1995. As of June 30, 1996, the allowance for loan losses of $2.87 million was approximately .45% of net loans receivable and 179.49% of nonperforming assets, as compared to .47% and 41.98% as of June 30, 1995.

        Non-interest income increased by $432,000 in the second quarter compared to the same period in 1995 and increased $821,000 for the six month period ended June 30, 1996, as compared to the same period in 1995. Service charges and other fees increased during the three and six month periods ended June 30, 1996 due to increased deposit account activity, increased loan origination and refinancing activity, and the contribution to non-interest income due to the acquisition of AmeriBank.

        Non-interest expense increased from $2.64 million for the three month period ended June 30, 1995, to $4.52 million for the three month period ended June 30, 1996. The Company's non-interest expense also increased from $5.21 million for the six month period ended June 30, 1995 to $8.27 million for the six month period ended June 30, 1996. The Company's increase in non-interest expense for both periods was due to the addition of non-interest expenses of AmeriBank, an increase in compensation and benefit expenses, primarily related to ESOP and MRP expense, amortization of acquisition intangibles, along with general increases in other expenses. As a result of the updating and conversion of the Company's data processing system, the Company will gain efficiencies of service costs, lower overall data processing expense, partially offset by depreciation expense on the new equipment.

        The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves, while the SAIF has not yet achieved its required reserves. A recapitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment of 0.80% to 0.90% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.90% was effected based on deposits as of March 31, 1995 (as proposed), the Bank's special assessment would amount to approximately $4.81 million before taxes. Accordingly, this special assessment would significantly increase non-interest expense and adversely effect the Company's results of operations. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming (although there can be no assurance) the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums could decrease significantly, to as low as $2,000, from the .23% of deposits currently paid by the Bank, which would reduce non-interest expense for future periods.

        The Company's federal income tax expense increased from $534,000 for the three month period ended June 30, 1995 to $931,000 for the three month period ended June 30, 1996. The federal income tax expense for the six month period ended June 30, 1995 of $988,000 increased to $1.66 million for the six month period ended June 30, 1996. The increase in federal income tax was a result of higher net income before federal income tax expense, and the amortization of goodwill with no tax benefit.

        Earnings for the second quarter and six months ended June 30, 1996 were $.28 and $.52, respectively, per weighted average number of shares outstanding. (The weighted average number of outstanding shares for the second quarter and six months ended June 30, 1996, were 5,280,409 and 5,292,140 shares, respectively.)

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSS

        The Company's non-performing assets decreased 41.43%, or $1.13 million, from $2.73 million at December 31, 1995 to $1.60 million at June 30, 1996, primarily as the result of a $1.10 million multi-family real estate loan brought current at June 30, 1996. The loan remains on the Company's watch credit list. At June 30, 1996, the percentage of non-performing assets to total assets was .20% compared to .74% at December 31, 1995. The Company's allowance for loan losses as a percentage of non-performing assets at June 30, 1996, was 179.21% compared to 45.81% at December 31, 1995.

        Non-accruing loans at June 30, 1996 consisted of $708,000 of residential mortgage loans and $297,000 of consumer loans. Included in the non-accruing residential mortgage loans were $543,000 of loans to the same borrower secured by 22 individual condominium rental units. The Company has exercised its assignment of rents provision under the mortgage documents giving the Company the right to receive the rents directly and to engage a new property management company, which it has done. The loans have an estimated loan-to-value ratio of 66%. At June 30, 1996, the largest accruing loan delinquent more than 90 days did not exceed $90,000. Substantially all non-accruing loans at June 30, 1996 had been classified as accruing delinquent loans before being put on non-accrual status.

        The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio at June 30, 1996 and December 31, 1995.

                                                                      June 30                      December 31
                                                                        1996                           1995
                                                                 -----------------               ----------------
 Non-accruing loans                                                     $1,005                       $     --
                                                                         -----                            ---
 Accruing loans delinquent more than 90 days:
   One- to four-family                                                     268                          1,317
   Commercial and multi-family real estate                                 217                          1,110

   Consumer                                                                 70                              7
                                                                            --                              -
      Total                                                                556                          2,434
                                                                           ---                          -----
 Foreclosed assets:
   One- to four-family                                                      38                            296
                                                                            --                            ---

      Total                                                                 38                            296
                                                                            --                            ---
 Total non-performing assets                                            $1,599                         $2,730
                                                                         =====                          =====
 Total as a percentage of total assets                                    .20%                           .74%
                                                                          ===                            ===

The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                      June 30                                       December 31
                                                       1996                                             1995
                                        -------------------------------------          -----------------------------------------
                                        Amount            Percent of Loans in           Amount             Percent of Loans in
                                                           Each Category to                                 Each Category to
                                                              Total Loans                                      Total Loans
                                        ----------        -------------------           -------              -------------------
 One- to four-family                      $   523                     66.17%               $   166                     71.24%
 Commercial real estate                       330                      9.23                    434                      5.90

 Commercial                                    72                      1.54
 Construction or development                  223                     10.72                     53                     14.53
 Consumer                                     633                     12.34                    143                      8.33

 Unallocated                                1,085                                              455
                                            -----                  --------                    ---                  ---------
 Total                                     $2,866                    100.00%                $1,251                     100.00%
                                           ======                    =======                ======                     =======


LIQUIDITY

        The Bank is required to maintain minimum levels of liquid assets of 5% as defined by Bank regulators. The Bank's liquidity ratio of 10.38% at June 30, 1996 complied with minimum levels. At June 30, 1996, the Bank had outstanding $82.08 million of loan commitments and unused lines and letters of credit. The Bank had $223.30 million of certificates of deposit due in less than 12 months. The majority of these certificates of deposit are anticipated to rollover into another certificate of deposit with the bank. The Bank anticipates it will have sufficient funds available to meet current loan commitments through growth of deposits, amortization of loans and additional FHLB borrowings, if necessary.

CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with Bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 1996:


                                          Actual                           Required                           Excess
                                  ------------------------         ----------------------            -----------------------
                                  Amount        Percent            Amount       Percent              Amount        Percent
                                  ------        -------            ------       -------              ------        -------
                                                                   (Dollars in Thousands)
Capital Requirements:
  Tangible                        $51,157         6.76%           $11,352          1.50%            $39,805         5.26%
  Core Leverage Capital           $51,157         6.76%           $22,705          3.00%            $28,452         3.76%
  Risk-Based Capital              $54,022        10.84%           $39,853          8.00%            $14,169         2.84%


        The Bank is in the process of updating and converting its data processing system. The Bank is making a significant commitment to computer hardware and software in the approximate amount of $900,000. The new wide area network technology and software will provide significant improvements in the Bank's customer information system, allowing for fully integrated services and providing state of the art commercial lending applications. In addition, the new technology will provide improved budgeting, asset liability management, financial management reporting, along with a voice response system, which will provide an immediate benefit to the Bank and its customers. The new system will also enable the Bank to provide home banking, digital file transfer capabilities, and internet applications when, and if, it chooses to implement these programs. Management believes that by upgrading its data processing system it will be able to expand and enhance the products and services it offers to its customers and be better situated to compete technologically in the banking industry of the 21st century.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996

                          PART II - OTHER INFORMATION

Item 1 Legal Proceedings: There are no matters required to be reported under this item.

Item 2 Changes in Securities: There are no matters required to be reported under this item.

Item 3 Defaults Upon Senior Securities: There are no matters required to be reported under this item.

Item 4 Submission of Matters to a Vote of Security Holders: On April 23, 1996, Ottawa Financial Corporation held its Annual Meeting of Stockholders ("Meeting").

         Stockholders of the Company voted on the following matters at the
         Meeting:

 Election of Directors                              Votes For                    Votes Withheld
 ---------------------                              ---------                    --------------
   Douglas J. Iverson                               4,313,824                        58,317
   Ronald L. Haan                                   4,315,339                        56,802
   Brian W. Koop                                    4,317,363                        54,778
   Paul D. Winchester                               4,319,834                        52,307

                                              Votes           Votes                                 Broker
 Item                                          For           Against           Abstentions        Non-Voters
 ----                                          ---           -------           -----------        ----------
   Ratification of the adoption of          3,877,418         234,163            47,559            213,001
   the amendment to the 1995
   stock option plan

   Ratification of the appointment          4,342,216          5,833             23,742
   of Crowe, Chizek and
   Company as independent
   auditors of the Bank


Item 5 Other Information: There are no matters required to be reported under this item.

Item 6   Exhibits and Reports on Form 8-K:

         (a)       Exhibit 11 Statement - Re: Computation of per Share Earnings

         (b)       Exhibit 27 - Financial Data Schedule

         (c)       Reports on Form 8-K
                   1. The Corporation filed a Form 8-K dated April 22, 1996, with the SEC, containing a press release reporting first quarter financial results.



                                  SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           OTTAWA FINANCIAL CORPORATION

Date:  August 12, 1996                                     Gordon L. Grevengoed
      -------------------------------------                ----------------------------------------------------------------
                                                           Gordon L. Grevengoed
                                                           President and Chief Executive Officer

Date:  August 12, 1996                                     Richard J. Hilbink
      -------------------------------------                --------------------------------------------------------------------
                                                           Richard J. Hilbink
                                                           Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                    DESCRIPTION
- ------                                    -----------
 11                       Statement - Re:  Computation of per share earnings.

 27                       Financial Data Schedule