Form 10-Q
period 1996-09-30
OTTAWA FINANCIAL CORP
filed 1996-11-14
CIK 920604

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

Commission File Number 0-24118


                          OTTAWA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                          38-3172166
--------                                                          ----------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

                  245 Central Avenue, Holland, Michigan  49423
                    (Address of principal executive offices)

                                  616-393-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
     -------       -----------

Class:
Common stock, $.01 par value    As of November 4, 1996, there were 5,179,668
                                shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

                                                                                                                 Page
                                                                                                                 ----
ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

         Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9-11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12-19



                                                           PART II - OTHER INFORMATION

OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

PART 1                     OTTAWA FINANCIAL CORPORATION
Item 1.            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                   September 30, 1996                December 31, 1995
                                                                   ------------------                -----------------
ASSETS
Cash and due from financial institutions                               $ 20,204,246                         $ 11,422,266
Interest-bearing demand deposits in other
  financial institutions                                                  4,781,942                            4,445,521
                                                                          ---------                            ---------
  Total cash and cash equivalents                                        24,986,188                           15,867,787

Securities available for sale                                            72,640,826                           64,763,730

Federal Home Loan Bank stock                                              6,133,500                            2,162,100
Loans receivable, net                                                   684,728,226                          276,456,500
Accrued interest receivable
  Loans                                                                   3,889,282                            1,895,933
  Securities                                                              1,376,132                              736,000
Real estate owned and real
  estate in judgment                                                         37,767                              366,262
Premises and equipment, net                                              13,835,277                            5,636,478
Acquisition intangibles                                                  15,785,501
Other assets                                                              3,861,852                            2,420,372
                                                                          ---------                            ---------
  Total assets                                                         $827,274,551                         $370,305,162
                                                                        ===========                          ===========

LIABILITIES
Deposits                                                               $615,585,555                         $243,219,523
Federal Home Loan Bank advances                                         122,669,897                           43,240,532
Advances from borrowers for taxes
  and insurance                                                           1,661,289                              252,599
Accrued expenses and other liabilities                                   12,007,007                            4,032,491
                                                                         ----------                            ---------
  Total liabilities                                                     751,923,748                          290,745,145
                                                                        -----------                          -----------

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value;
10,000,000 shares authorized; issued
5,962,145 shares at September 30, 1996
  5,821,838 shares at December 31, 1995                                      59,622                               58,218
Additional Paid-in Capital                                               60,965,632                           57,662,412
Retained earnings, substantially
  restricted                                                             31,623,279                           31,276,876
Net unrealized gain or (loss) on securities available
  for sale, net of tax                                                     (244,710)                             390,556
Employee Stock Ownership Plan
  (Unallocated Shares)                                                   (2,928,516)                          (3,302,352)
Management Recognition and
  Retention Plan (Unearned Shares)                                       (2,122,817)                          (2,311,137)
Less Cost of Common Stock in
  Treasury - 782,866 Shares at
  September 30, 1996, 306,000 shares at
  December 31, 1995                                                     (12,001,687)                          (4,214,556)
                                                                       ------------                          -----------

Total Stockholders' Equity                                               75,350,803                           79,560,017
                                                                         ----------                           ----------

Total Liabilities and
  Stockholders' Equity                                                 $827,274,551                         $370,305,162
                                                                       ============                         ============


          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30                       September 30
                                                             1996             1995             1996             1995
                                                             ----             ----             ----             ----
Interest Income
     Loans                                              $13,383,067       $5,300,208      $34,766,021      $15,194,005
     Investment securities and
       equity investments                                 1,428,318        1,028,000        3,906,471        3,357,437
     Other interest and dividend income                     177,472          181,934          545,818          323,728
                                                       ------------       ----------       ----------      -----------
                                                         14,988,857        6,510,142       39,218,310       18,875,170
                                                       ------------       ----------       ----------      -----------

Interest Expense
     Deposits                                             6,896,033        2,663,631       17,975,613        7,388,675
     Federal Home Loan Bank advances                      1,587,270          317,076        3,589,769          835,076
     Other                                                    5,610           12,021           12,662           45,971
                                                       ------------       ----------       ----------      -----------
                                                          8,488,913        2,992,728       21,578,044        8,269,722
                                                       ------------       ----------       ----------      -----------
NET INTEREST INCOME                                       6,499,944        3,517,414       17,640,266       10,605,448

Provision for loan losses                                   150,000           40,000          413,793          100,000
                                                       ------------       ----------       ----------      -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         6,349,944        3,477,414       17,226,473       10,505,448
                                                       ------------       ----------       ----------      -----------

Noninterest income
     Service charges and other fees                         661,852          576,138        2,217,941        1,661,897
     Gain on sale of loans                                   17,888           34,520           93,092          288,114
     Gain (loss) on securities                                                 6,282            5,271         (336,840)
     Loss on sale REO                                                                         (14,049)
     Other                                                   75,778          (11,306)         254,291          (27,029)
                                                       ------------       ----------       ----------      -----------
                                                            755,518          605,634        2,556,546        1,586,142
                                                       ------------       ----------       ----------      -----------

Noninterest expense
     Compensation and benefits                            2,337,330        1,433,613        6,474,762        3,993,979
     Occupancy                                              286,966          159,942          810,810          514,050
     Furniture, fixtures and equipment                      213,598          146,568          544,790          439,068
     Advertising                                            160,699           23,087          273,351          121,645
     FDIC deposit insurance premium                       3,841,594          134,155        4,401,399          395,660
     State single business tax                               93,782           55,500          251,551          166,500
     Data processing                                        276,514          152,568          747,985          449,209
     Deposit account ancillary                              172,848          195,578          543,736          610,712
     Professional services                                  327,325           52,339          492,605          133,558
     Goodwill amortization                                  237,851            3,370          583,684           10,109
     Other                                                  701,427          334,632        1,793,073        1,062,197
                                                       ------------       ----------       ----------      -----------
                                                          8,649,934        2,691,352       16,917,746        7,896,687
                                                       ------------       ----------       ----------      -----------
INCOME (LOSS) BEFORE FEDERAL
     INCOME TAX EXPENSE                                 (1,544,472)        1,391,696        2,865,273        4,194,903

Federal income tax expense                                (408,917)          462,996        1,248,702        1,451,238
                                                       ------------       ----------       ----------      -----------

NET INCOME (LOSS)                                      $(1,135,555)       $  928,700       $1,616,571      $ 2,743,665
                                                       ============       ==========       ==========      ===========

Earnings per common and common
  share equivalents                                    $      (.22)       $      .18       $      .31      $       .52
                                                       ============       ==========       ==========      ===========

Dividends per common share                             $        .09       $      .08       $      .25      $       .23
                                                       ============       ==========       ==========      ===========

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                    Nine Months Ended
                                                                                                      September 30
                                                                                            1996                      1995
                                                                                            ----                      ----

Balance, Beginning of Period                                                               $79,560,017              $78,593,378

Net Income                                                                                   1,616,571                2,743,665

Purchase of AmeriBank
  Cost of Warrants and Options                                                               2,306,266

Shares Issued Upon Exercise of Stock Options                                                   508,059

Shares Committed to be Released
  Under Employee Stock Ownership Plan                                                          606,711                  475,391

Issuance of Common Stock for Management
  Recognition Plan                                                                             241,875                2,666,607

Unearned Management Recognition
  Plan Shares                                                                                 (241,875)              (2,666,607)

Shares Earned Under Management Recognition
  and Retention Plan                                                                           430,195                  222,170

Cash Dividend - $.25 Per Share - September 30, 1996                                         (1,270,169)              (1,188,478)
                $.23 Per Share - September 30, 1995

Change in Unrealized Loss on Securities Available
  For Sale, Net of Tax                                                                        (619,716)               1,818,946

Shares Repurchased for Treasury at Cost                                                     (7,787,131)              (3,827,056)
                                                                                           -----------              -----------

Balance, End of Period                                                                     $75,350,803              $78,838,016
                                                                                           ===========              ===========





          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Nine Months            Nine Months
                                                                                             Ended                  Ended
                                                                                         September 30            September 30
                                                                                             1996                    1995
                                                                                             ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                           $  1,616,571               $ 2,743,665
    Adjustments to reconcile net income to net cash
    from operating activities
         Depreciation                                                                         587,943                   341,389
         Net amortization of security premiums and discounts                                  220,191                    14,411
         Amortization of intangible assets                                                    769,011                         0
         Provision for loan losses                                                            413,793                    85,683
         Loss on limited partnership investments                                               62,745                    49,988
         ESOP expense                                                                         606,710                   475,391
         MRP expense                                                                          430,195                   222,170
         Origination of loans for sale                                                     (5,811,000)               (2,849,815)
         Proceeds from sale of loans originated for sale                                    5,904,092                 2,879,794
         Gain on sale of loans                                                               (93,092)                   (29,979)
         Loss on sale of equity securities                                                          0                   130,937
         Gain on sale of consumer loans                                                             0                  (235,858)
         Other than temporary loss on securities available for sale                                 0                   205,903
         Deferred taxes                                                                       263,229                    14,499
         Changes in assets and liabilities                                                          0
             Deferred loan fees and discounts                                                 833,000                    47,028
             Interest receivable                                                           (2,633,481)                   23,649
             Other assets                                                                   2,838,978                  (411,617)
             Accrued interest payable                                                       1,747,138                 1,290,078
             Other liabilities                                                              3,022,925                   343,983
                                                                                            ---------                   -------
                 Net cash from operating activities                                        10,778,949                 5,341,299

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of AmeriBank                                                              (23,161,259)                        0
    Purchases of securities available for sale                                            (10,351,480)               (4,713,360)
    Proceeds from calls and maturities of securities available for sale                    15,801,574                10,945,000
    Proceeds from sales of securities available for sale                                   24,976,063                         0
    Purchases of securities held to maturity                                                        0                  (634,274)
    Proceeds from calls and maturities of securities held to maturity                               0                 5,150,000
    Proceeds from sale of equity securities                                                         0                 8,754,623
    Proceeds from sale of consumer loans                                                            0                 6,973,889
    Purchase of FHLB stock                                                                 (2,287,400)                        0
    Principal payments on mortgage-backed certificates                                      3,142,948                   839,839
    Purchases of loans                                                                    (17,757,000)                 (662,100)
    Loan originations net of principal payments on loans                                  (96,734,480)              (33,729,125)
    Premises and equipment expenditures, net                                               (2,030,382)                 (641,351)
                                                                                          -----------                 ---------
         Net cash from investing activities                                              (108,401,417)               (7,716,859)

                          OTTAWA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)

                                                                                          Nine Months            Nine Months
                                                                                             Ended                  Ended
                                                                                         September 30            September 30
                                                                                             1996                    1995
                                                                                             ----                    ----
Cash flows from financing activities
    Net increase in deposits                                                            $  39,342,053               $ 9,724,949
    Proceeds from FHLB advances                                                            96,000,000                 4,661,330
    Repayment of FHLB advances                                                            (21,460,635)                        0
    Net increase (decrease) in advances from borrowers                                      1,408,690                  (391,606)
    Proceeds from exercise of stock options                                                   508,060                         0
    Cash dividends paid                                                                    (1,270,168)               (1,188,478)
    Purchase of treasury shares                                                            (7,787,131)               (3,827,056)
                                                                                        -------------               -----------
         Net cash from financing activities                                               106,740,869                 8,979,139
                                                                                        -------------               -----------

Net change in cash and cash equivalents                                                     9,118,401                 6,603,579

Cash and cash equivalents at beginning of year                                             15,867,787                14,758,555
                                                                                        -------------               -----------

Cash and cash equivalents at end of year                                                $  24,986,188               $21,362,134
                                                                                        =============               ===========

Supplemental disclosures of cash flow information
    Cash paid during the year for
         Interest                                                                       $  19,830,906               $ 6,979,644
         Income taxes                                                                       1,765,894                 1,280,041

Supplemental disclosure of noncash investing activities
    Transfers from loans to real estate owned                                                  37,767                         0

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        QUARTER ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)



NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Company") and its wholly owned subsidiary, AmeriBank ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    During the third quarter of 1996, the Bank's name was changed from Ottawa Savings Bank, FSB to AmeriBank.

    These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1996, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1995.

    The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

    Earnings per common share and common share equivalents for the nine months ended September 30, 1996, were computed by dividing net income for the period by 5,211,652, the weighted average number of shares outstanding and the weighted average number of common stock equivalents resulting from dilutive stock options for the nine months ended September 30, 1996.

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Standards ("SFAS") No. 123, Accounting for Stock Based Compensation. SFAS No. 123 establishes a fair value based method of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. The accounting requirements of the Statement are required for transactions entered into in fiscal years that begin after December 15, 1995, although early adoption is permitted. Disclosure requirements are effective for financial statements issued after December 15, 1995 or the period in which the accounting requirements are adopted if they are adopted early. Companies which elect to continue measuring compensation costs under current guidance must present pro forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994, however that disclosure need not

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        QUARTER ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)



be made until financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year. Management has concluded that the Company will not adopt the fair value accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.


NOTE 2 -     ACQUISITION

    On February 13, 1996, the Company completed the acquisition of AmeriBank Federal Savings Bank ("AFSB"), a federal savings bank headquartered in Muskegon, Michigan. The total consideration paid in the transaction, including cash, warrants, and converted options was approximately $32.7 million.

    The results of operations reflects AFSB from February 13, 1996 through September 30, 1996. The following table presents pro forma information as if the acquisition of AFSB had occurred at the beginning of both 1996 and 1995:

                                                                              Nine Months Ended
                                                                                September 30
                                                                           (Dollars in Thousands)
                                                                    1996                              1995
                                                                    ----                              ----
Interest income                                                      $42,158                            $35,644
Interest expense                                                      23,378                             18,903
                                                                     -------                            -------
Net interest income                                                   18,780                             16,741
Provision for loan losses                                                550                                325
                                                                     -------                            -------
Net interest income after
  provision for loan losses                                           18,230                             16,416
Non-interest income                                                    2,659                              2,265
One-time SAIF assessment                                               3,510
Other non-interest expense                                            14,367                             13,400
                                                                     -------                            -------
Total non-interest expense                                            17,877                             13,400
                                                                     -------                            -------
Income before federal income tax                                       3,012                              5,281
Federal income tax expense                                             1,335                              1,950
                                                                     -------                            -------
Net income                                                           $ 1,677                            $ 3,331
                                                                     =======                            =======
Earnings per common and common share equivalents                     $   .32                            $   .61
                                                                     =======                            =======

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        QUARTER ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)



NOTE 3 -         SAIF ASSESSMENT

        Legislation was signed into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund (SAIF), requiring AmeriBank to pay a one-time special assessment of $3.51 million. This amount was expensed as of September 30, 1996, and is reflected in noninterest expense in the consolidated statement of operations.

Item 2.
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

        The following discussion compares the financial condition of Ottawa Financial Corporation ("Company") and its wholly owned subsidiary, AmeriBank ("Bank") at September 30, 1996 to December 31, 1995 and the results of operations for the three and nine months ended September 30, 1996, compared to the same periods in 1995. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

        When used in this Quarterly Report on Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical performance and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

        Total assets increased $456.96 million, or 123.40%, from $370.31 million on December 31, 1995 to $827.27 million on September 30, 1996, of which $356.77 million of assets were acquired in connection with the Company's acquisition of AFSB. See Note 2 of the Notes and Consolidated Financial Statements.

        Investment securities available for sale increased $7.88 million, or 12.17%, from $64.76 million on December 31, 1995 to $72.64 million on September 30, 1996, of which $42.63 million of investment securities available for sale were acquired from the former AmeriBank. The acquisition was funded primarily through sales of investment securities available for sale.

        Loans receivable increased $408.27 million, or 147.68%, from $276.46 million on December 31, 1995 to $684.73 million on September 30, 1996. This increase is primarily the result of $294.70 million of loans acquired in connection with the AFSB acquisition. In addition, a very strong economic market, loan purchasing, and a broad range of lending products now available in the Company's combined larger market have spurred loan growth.

        Deposits increased $372.37 million, or 153.10%, from $243.22 million on December 31, 1995 to $615.59 million on September 30, 1996, of which $333.02 million were acquired in connection with the AFSB acquisition. The Bank has also been aggressive in marketing its Certificates of Deposit ("CD") program, in its primary market area. The Bank generated approximately $36.0 million in new CDs, the majority of which were generated through a special 10 and 24 month product at an enhanced rate.

        Federal Home Loan Bank advances increased $79.43 million, or 183.70%, from $43.24 million on December 31, 1995 to $122.67 million at September 30, 1996. The proceeds of the advances were used primarily to fund the AmeriBank acquisition and loan growth during the nine months ended September 30, 1996.

        Total stockholders' equity decreased from $79.56 million on December 31, 1995 to $75.35 million on September 30, 1996. The decrease resulted from the repurchase of 476,866 shares of Company common stock and by the change in net unrealized gain or loss on securities available for sale, net of tax, which decreased from a gain of $390,556 on December 31, 1995 to a loss of $244,710 on September 30, 1996 as a result of the general increase in market interest rates during the nine month period ended September 30, 1996. The decrease was partially offset by net income after payment of dividends, the exercise of stock options which increased common stock and additional paid in capital, and by the cost of warrants and options issued upon the purchase of AmeriBank.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

        The following table presents for the periods indicated the total dollar amount of interest income earned on average interest-earning assets and the resultant yields, as well as the amount of interest expense paid on average interest-bearing liabilities and the resultant rates. All average balances are monthly average balances.


                                                     Nine Months Ended                                Nine Months Ended
                                                    September 30, 1996                               September 30, 1995
                                           ------------------------------------            ---------------------------------------
                                             Average       Interest                         Average        Interest
                                           Outstanding      Earned/       Yield/            Outstanding      Earned/        Yield/
                                             Balance         Paid         Rate               Balance          Paid          Rate
                                           ------------------------------------            ---------------------------------------
Interest-Earning Assets:
  Loans receivable (1) (2)                      $573,174     $34,797       8.09%               $243,691        $15,194        8.33%
  Securities - Taxable                            79,159       4,060       6.84                  68,165          3,357        6.58

  Securities - Tax Exempt (2)                      3,981         190       6.35
  Other interest earning assets                    6,487         267       5.48                   5,847            324        7.48
                                                   -----         ---       ----                   -----            ---        ----
    Total interest-earning assets (1)           $662,801     $39,314       7.90%               $317,703        $18,875        7.94%
                                                 -------      ------       ----                --------        -------        -----
Interest-Bearing Liabilities:
  Demand and NOW deposits                       $122,145      $3,204       3.50%                $44,518           $902        2.72%

  Savings deposits                                68,309       1,289       2.52                  47,813            878        2.45
  Certificate accounts                           327,958      13,482       5.49                 130,604          5,609        5.74
  FHLB advances                                   82,969       3,590       5.78                  16,218            835        6.88
  Other interest bearing liabilities                 234          13       6.68                     698             46        8.80
                                                     ---          --       ----                     ---             --        ----

    Total interest-bearing liabilities          $601,615     $21,578       4.79%               $239,851         $8,270        4.61%
                                                 -------      ------       ----                 -------          -----        -----

  Net interest income                                        $17,736                                           $10,605
                                                              ======                                            ======
  Net interest rate spread                                                  3.11%                                             3.33%
                                                                            ====                                              =====
  Net earning assets                            $ 61,186                                        $77,852
                                                  ======                                         ======
  Net yield on average
    interest-earning assets                                                 3.57%                                             4.46%
                                                                            ====                                              =====

  Average interest-earning assets
    to average interest-bearing
    liabilities                                                1.10x                                             1.32x
                                                               ====                                              ====

--------------------

  (1) Calculated net of deferred loan fees, loan discounts, loans in process, and loan reserves.

  (2) Tax exempt interest on securities and loans has been converted to a fully-taxable equivalent basis. Fully-taxable equivalent adjustments are as follows: (Dollars in Thousands)

                                                                    Nine Months Ended
                                                                       September 30
                                                                           1996
                                                                           ----
                 Loans                                                      $31
                 Securities                                                  65
                                                                             --
                    Total                                                   $96
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

                                                                                Nine Months Ended
                                                                                   September 30
                                                                   --------------------------------------------
                                                                                  1996 vs. 1995
                                                                   --------------------------------------------
                                                                           Increase
                                                                          (Decrease)                    Total
                                                                            Due to                    Increase
                                                                   --------------------------------------------
                                                                   Volume             Rate           (Decrease)
                                                                   ------             ----           ----------
                                                                             (Dollars in Thousands)
 Interest-earning assets:
   Loans receivable                                                  $19,992             $(389)            $19,603

   Securities
     Taxable                                                             559               144                 703
     Tax Exempt                                                          190                                   190
   Other interest-earning assets                                          42              (102)                (60)
                                                                     -------             -----             -------
     Total interest-earning assets                                   $20,783             $(347)            $20,436
                                                                     =======             =====             =======

 Interest-bearing liabilities:
   Demand and NOW deposits                                           $ 1,971              $328             $ 2,299

   Savings deposits                                                      386                25                 411
   Certificate accounts                                                8,102              (229)              7,873
   FHLB advances                                                       2,866              (111)              2,755

   Other interest-bearing liabilities                                    (27)               (6)                (33)
                                                                     -------             -----             -------
     Total interest-bearing liabilities                              $13,298             $   7             $13,305
                                                                     =======             =====             -------

 Net interest income                                                                                       $ 7,131
                                                                                                           =======

RESULTS OF OPERATIONS

        The Company experienced a net loss for the third quarter of 1996 of $1.14 million, including non-recurring items, compared to net income of $929,000 for the same period in 1995. The net income for the nine month period was $1.62 million, as compared to $2.74 million for the same period in 1995. The Bank recorded a non-recurring expense of $3.51 million or $.69 per share, pre-tax, to pay a one time special assessment to recapitalize the Savings Association Insurance Fund. Net income, without the SAIF assessment, for the quarter ended September 30, 1996 would have been $1.18 million, an increase of $252,000 or 27.17% over the same period in 1995. The Company also recorded a non-recurring expense of approximately $450,000, pre-tax, as a result of its conversion to a new data processing system in the third quarter. The Company anticipates an annual data processing cost savings of approximately $300,000, pre-tax, per year as a result of reduced contracted services in moving to a more technologically advanced system. These non-recurring expenses were partially offset by non-recurring income in the amount of $218,000 from a special dividend received relative to the Bank's investment in Minnesota Mutual Life Insurance Company.

        Additionally, the net effect of the amortization of the purchase accounting adjustments and goodwill that was generated in the acquisition of AFSB has had a small positive impact on the net income for the quarter ended September 30, 1996. The most significant purchase accounting adjustment relates to deposits, of which an increase in value of approximately $3.89 million was recorded. This adjustment is being amortized over approximately
4.5 years, resulting in a positive impact to income through the year 2000. Offsetting this positive impact to income is the amortization of the other purchase accounting adjustments, and the amortization of goodwill which is being amortized using the straightline method over a period of 15 years. Overall, the net effect is an increase to income, after taxes, during 1996 and a decrease to income, after taxes, thereafter.

        Net interest income increased $2.98 million during the quarter ended September 30, 1996, and increased $7.04 million for the nine month period ended September 30, 1996, as compared to the same periods in 1995, reflecting increased income as a result of the acquisition of AFSB, partially offset by increased interest expense on deposits and borrowings as a result of increases in balances and the rates paid on such liabilities. The net yield on average interest earning assets, i.e. net interest margin, decreased from 4.46% for the nine months ended September 30, 1995, to 3.57% for the nine months ended September 30, 1996. The reduction in net interest margin was primarily the result of the liquidation of interest-earning securities to fund the acquisition of AFSB and the lower net interest margin of the AFSB portfolio, which had a net interest margin of 2.62% at December 31, 1995. The acquisition of AFSB decreased the percentage of total average interest-earning assets to total average interest-bearing liabilities to 110% at September 30, 1996, from 132% at September 30, 1995. This decrease also contributes to the decline in net interest margin.

        Provision for loan losses increased $110,000 for the three month period ended September 30, 1996, compared to the three month period ended September 30, 1995, and increased $314,000 for the nine month period ended September 30, 1996, compared to the nine month period ended September 30, 1995. These increases were based on management's assessment of risk factors. The allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. Considering management's intention to grow commercial and consumer portfolios, increasing provisions are appropriate in preparation for higher risk of loss with those portfolios compared to mortgages. Although the level of non-performing assets is considered in establishing the allowance for loan losses balance, variations in non-performing loans have not been meaningful based on the Company's past loss experience and, as such, have not had a significant impact on the overall level of the allowance for loan losses. Delinquent loans are put on non-accrual status unless they are adequately capitalized and in the process of collection. As of

September 30, 1996, the allowance for loan losses of $3.02 million was .44% of net loans receivable and 113.73% of non-performing assets, as compared to .46% and 47.59% as of September 30, 1995. See "Non-Performing Assets and Allowance" herein.

        Non-interest income increased by $150,000 in the third quarter compared to the same period in 1995 and increased $970,000 for the nine month period ended September 30, 1996, as compared to the same period in 1995. Service charges and other fees increased during the three and six month periods ended September 30, 1996 due to increased deposit account activity, increased loan origination and refinancing activity, and the contribution to non-interest income due to the acquisition.

        Non-interest expense increased from $2.69 million for the three month period ended September 30, 1995, to $8.65 million for the three month period ended September 30, 1996 and from $7.90 million for the nine month period ended September 30, 1995 to $16.92 million for the nine month period ended September 30, 1996. The Company's increase in non-interest expense for both periods was due to the one-time SAIF assessment discussed above, the addition of non-interest expenses of AFSB, an increase in compensation and benefit expenses primarily related to ESOP and MRP, amortization of acquisition intangibles, and general increases in other expenses.

        On September 30, 1996, federal legislation was enacted that requires the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which is to be paid to the FDIC by November 27, 1996, is approximately $3.51 million and has been accrued by the Company at September 30, 1996. The Bank, after recording the SAIF assessment charge to earnings, still remains a well capitalized institution for regulatory capital purposes.

        As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation ("FICO") obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

        The Company's federal income tax expense (benefit) decreased from $463,000 for the three month period ended September 30, 1995, to $(408,917) for the three month period ended September 30, 1996. The federal income tax expense for the nine month period ended September 30, 1995 of $1.45 million decreased to $1.25 million for the nine month period ended September 30, 1996. The decrease in federal income taxes was primarily the result of the one-time special SAIF assessment during the three months ended September 30, 1996.

        Earnings (losses) for the third quarter and nine months ended September 30, 1996, were $(.22) and $.31, respectively, per weighted average number of shares outstanding. (The weighted average number of shares outstanding for the third quarter and nine months ended September 30, 1996 were 5,083,196 and 5,211,652 shares, respectively.)

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSS

        The Company's non-performing assets decreased $71,000, from $2.73 million at December 31, 1995 to $2.66 million at September 30, 1996. At September 30, 1996, the percentage of non-performing assets to total assets was
 .32% compared to .74% at December 31, 1995. The Company's allowance for loan losses as a percentage of non-performing assets at September 30, 1996, was 113.73% compared to 45.82% at December 31, 1995.

        Accruing loans delinquent more than 90 days decreased primarily as the result of a $1.10 million multi-family real estate loan brought current during the second quarter of 1996. The loan is current but remains on the Company's watch credit list.

        Non-accruing loans at September 30, 1996 consisted of $1.11 million of residential mortgage loans and $337,000 of consumer loans. Included in the non-accruing residential mortgage loans were $542,000 of loans to the same borrower secured by 22 individual condominium rental units. The Bank has exercised its assignment of rents provision under the mortgage documents giving the Bank the right to receive the rents directly and to engage a new property management company, which it has done. The loans have an estimated loan-to-value ratio of 66%. At September 30, 1996, the largest accruing loan delinquent more than 90 days did not exceed $140,000. Substantially all non-accruing loans at September 30, 1996 had been classified as accruing delinquent loans before being put on non-accrual status.

        The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio at September 30, 1996 and December 31, 1995.

                                                                 September 30                    December 31
                                                                     1996                            1995
                                                                 ------------                    -----------
Non-accruing loans                                                     $1,447                       $    ---
                                                                       ------                         ------
Accruing loans delinquent more than 90 days:
  One- to four-family                                                     578                          1,317
  Commercial and multi-family real estate                                 496                          1,110
  Consumer                                                                100                              7
                                                                          ---                              -
     Total                                                              1,174                          2,434
                                                                       ------                         ------
Foreclosed assets:
  One- to four-family                                                      38                            296
                                                                           --                            ---
     Total                                                                 38                            296
                                                                       ------                         ------
Total non-performing assets                                            $2,659                         $2,730
                                                                       ======                         ======
Total as a percentage of total assets                                     .32%                           .74%
                                                                       =====                          ======

The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                   September 30                                     December 31
                                                       1996                                             1995
                                        -------------------------------------           --------------------------------------
                                        Amount            Percent of Loans in           Amount             Percent of Loans in
                                                           Each Category to                                 Each Category to
                                                              Total Loans                                      Total Loans
                                        ----------        -------------------           ----------        --------------------
 One- to four-family                      $   466                     72.48%               $  166                      71.24%
 Commercial real estate                       336                      8.60                   434                       5.90

 Commercial                                   101                      1.42
 Construction or development                  174                      9.42                    53                      14.53
 Consumer                                     683                      8.08                   143                       8.33

 Unallocated                                1,264                                             455
                                            -----                   --------               ------                    -------
 Total                                     $3,024                    100.00%               $1,251                     100.00%
                                           ======                    =======               ======                     =======


LIQUIDITY

        The Bank is required to maintain minimum levels of liquid assets of 5% as defined by Bank regulators. The Bank's liquidity ratio of 9.57% at September 30, 1996 complied with minimum levels. At September 30, 1996, the Bank had outstanding $80.44 million of loan commitments and unused lines and letters of credit. The Bank had $202.63 million of certificates of deposit due in less than 12 months. The majority of these certificates of deposit are anticipated to rollover into another certificate of deposit with the Bank. The Bank anticipates it will have sufficient funds available to meet current loan commitments through growth of deposits, amortization of loans and additional FHLB borrowings, if necessary.

CAPITAL RESOURCES

        The Bank is subject to three capital to asset requirements in accordance with Bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 1996:


                                          Actual                           Required                           Excess
                                  ------------------------         ----------------------            -----------------------
                                  Amount        Percent            Amount       Percent              Amount        Percent
                                  ------        -------            ------       -------              ------        -------
                                                                   (Dollars in Thousands)
Capital Requirements:
  Tangible                        $50,188         6.22%              $12,097        1.50%               $38,091     4.72%
  Core Leverage Capital           $50,188         6.22%              $24,195        3.00%               $21,736     3.22%
  Risk-Based Capital              $53,212        10.20%              $41,753        8.00%               $11,459     2.20%

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings:
         There are no matters required to be reported under this item.

Item 2   Changes in Securities:
         There are no matters required to be reported under this item.

Item 3   Defaults Upon Senior Securities:
         There are no matters required to be reported under this item.

Item 4   Submission of Matters to a Vote of Security Holders:
         There are no matters to report under this item.

Item 5   Other Information:
         There are no matters required to be reported under this item.

Item 6   Exhibits and Reports on Form 8-K:

         (a)       Exhibit 11 Statement - Re: Computation of per Share Earnings

                   Exhibit 27 - Financial Data Schedule





                                  SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OTTAWA FINANCIAL CORPORATION


Date:    11/14/96                         Gordon L. Grevengoed
      ------------------------            -------------------------------------
                                          Gordon L. Grevengoed
                                          President and Chief Executive Officer


Date:    11/14/96                         Jon W. Swets
      ------------------------            -------------------------------------
                                          Jon W. Swets
                                          Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT                                                                                               SEQUENTIAL
NUMBER                                    DESCRIPTION                                                  PAGE NO.
------                                    -----------                                                 ----------
 11                       Statement - Re:  Computation of per share earnings.                           22

 27                       Financial Data Schedule                                                       23