Form 10-K405
period 1996-12-31
OTTAWA FINANCIAL CORP
filed 1997-03-31
CIK 920604

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1996

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from____________to _____________

             Commission file number 0-24118


     OTTAWA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                        38-3172166
---------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
     or organization)


245 Central Avenue, Holland, Michigan                        49423
----------------------------------------                   ----------

(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (616) 393-7000

         Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
         Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES _X_. NO ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 24, 1997, was $95.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 24, 1997, there were issued and outstanding 5,050,187 shares of the Registrant's Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE


Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders for the year ended December 31, 1996.

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Ottawa Financial Corporation ("Ottawa Financial" and, with its subsidiary, the "Corporation") was formed at the direction of Ottawa Savings Bank, FSB ("Ottawa Savings" or the "Bank") in March 1994 for the purpose of owning all of the outstanding stock of Ottawa Savings issued upon the conversion of the Bank from the mutual to the stock form (the "Conversion"). On August 19, 1994, Ottawa Financial acquired all of the shares of the Bank in connection with the completion of the Conversion. The Corporation's Common Stock is traded on the Nasdaq National Market under the symbol "OFCP."

     On February 13, 1996, the Company acquired AmeriBank Federal Savings Bank ("AFSB"), a federally chartered savings bank headquartered in Muskegon, Michigan, pursuant to which the Corporation acquired all of the outstanding shares of common stock, including shares subject to options, of AFSB for aggregate consideration of approximately $32.7 million in cash, converted
options and warrants.  AFSB was thereupon merged into Ottawa Savings.   The
acquisition was accounted for using the purchase method of accounting. During the third quarter of 1996, Ottawa Savings changed its name to "AmeriBank." Unless the context otherwise indicates, all references herein to the Corporation include AmeriBank and its subsidiaries on a consolidated basis. See Notes 1 and 2 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders attached hereto as Exhibit 13 (the "Annual Report").

     AmeriBank is the only operating subsidiary of Ottawa Financial. AmeriBank is a federally chartered savings bank headquartered in Holland, Michigan. Originally organized in 1888, the Bank converted to a federal savings bank in 1988 and changed its name in 1996 from Ottawa Savings Bank, FSB to AmeriBank. Its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). AmeriBank currently serves Allegan, Kent, Muskegon, Newaygo, Oceana and Ottawa Counties in Western Michigan through its 26 retail banking offices. At December 31, 1996, the Corporation had total assets of $848.3 million, deposits of $622.5 million and shareholders' equity of $76.9 million.

     AmeriBank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts retail deposits from the general public and invests those funds primarily in first mortgages on owner-occupied, one- to four-family residences. To a lesser extent, the Bank also originates first mortgages on nonowner-occupied one- to four-family residences, construction, commercial and multi-family real estate, commercial business and consumer loans. See "Lending Activities."

     The Bank's revenues are derived principally from interest on mortgage and other loans and interest on investment securities.

     AmeriBank offers a variety of individual and commercial deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook and statement savings accounts, interest and non-interest-bearing checking accounts, and money market and certificate accounts. AmeriBank solicits deposits from its market area only, and has never used brokers to obtain.

     The executive offices of the Bank are located at 245 Central Avenue, Holland, Michigan 49423. Its telephone number at that address is (616) 393-7000.

MARKET AREA

     AmeriBank's market area of Allegan, Kent, Muskegon, Newaygo, Oceana and Ottawa Counties located in western Michigan is diverse, consisting of two mid-sized cities, Grand Rapids and Muskegon; Holland, the headquarters for the Corporation; and rural areas. Grand Rapids is the second largest city in Michigan and has a solid and diverse economic base. Holland, the largest city in Ottawa County also has a solid and diverse economic base, which includes tourism, office furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, candy, food and construction supplies. Companies operating in the market area include Steelcase, Herman Miller, Amway, Haworth, Prince, General Motors, Gerber, SPX, Donnelly, Foremost Insurance and Meijers, Inc. Holland, situated on Lake Macatawa and Lake Michigan and Muskegon, situated on Muskegon Lake and Lake Michigan, benefit from tourism and recreational activities, which peak in the summer months.

     Much of AmeriBank's success as a home lender has been due to its market area's favorable population, housing and income demographics. While population growth has generally been static in Michigan since 1980, as its manufacturing base has declined, demographic trends in AmeriBank's market area reflect above-average population growth, including population growth in AmeriBank's market area of 6.7% since 1990. Income levels in the market area tend to approximate state and national averages. Unemployment in the area at December 31, 1996 was approximately 4.1% versus 5.3% for the State of Michigan as a whole. Forecasts of above average increases in population, households and median household income suggest that financial institutions operating in the market area, such as AmeriBank, may experience limited deposit growth.

LENDING ACTIVITIES

     General. The Bank has historically originated 30 year, fixed-rate mortgage loans secured by one- to four-family residences. Since 1978, however, the Bank has emphasized the origination of 10, 15 and 20 year fixed-rate mortgage loans secured by one- to four-family residences and adjustable rate residential mortgages ("ARM") or balloon payment loans, and, to a lesser extent, commercial real estate and multi-family loans with higher yields than traditional one- to four- family loans. The Bank also offers call option loans which amortize over a 15, 20 or 30 year period with a call option after the initial three, five or seven years and each year thereafter. At the time of the call option the Bank has the ability to either call the loan due and payable or to revise the terms of the loan, including the rate of interest charged on the loan. These loans are classified as fixed-rate loans in the tables and in the other disclosure presented herein. Management's strategy has been to increase the percentage of assets in its portfolio with shorter maturities or terms to repricing, and in some cases higher yields, than traditional 30 year, fixed- rate residential mortgage loans. Since the acquisition of AmeriBank in February of 1996, the Bank has generated a larger percentage of consumer loans, commercial business loans and commercial real estate loans. Management's strategy is to begin selling a larger percentage of residential mortgage originations in the secondary market than it has in the past. This should have the effect of increasing service fee income and diversifying the Bank's loan portfolio.

     Loan officers and certain executive officers of the Bank have approval authority on loans depending on type and amount. Loans greater than $750,000 must be approved by the Board of Directors.

     At December 31, 1996, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $8.1 million. At such date, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

     The Bank's largest lending relationship to a single borrower or a single group or related borrowers at December 31, 1996 totaled $6.8 million consisting of a number of loans, the largest of which was a $3.0 million loan secured by two existing retail centers. The relationship also includes a loan in the amount of $2.0 million on a manufacturing building which the Bank is monitoring as a result of a recent tenant vacancy. At December 31, 1996, these loans were current and performing in accordance with their terms.

     The next largest relationship to a single borrower or a single group of related borrowers was a $4.3 million line of credit with an outstanding balance as of December 31, 1996 of $1.9 million. The line of credit is secured by publicly traded marketable securities. At December 31, 1996, the line of credit was performing in accordance with its repayment terms. At December 31, 1996, the Bank had only eight other loans or lending relationships to a single borrower or group of related borrowers with a balance in excess of $1.0 million, all of which were performing in accordance with their repayment terms at such date.

     Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.




                                                       December 31,
                       -------------------------------------------------------------------------
                                1996                    1995                        1994
                       --------------------    ---------------------       ---------------------
                       Amount      Percent     Amount        Percent       Amount        Percent
                       ------      -------     ------        -------       ------        -------
                                                (Dollars in Thousands)
Real estate loans:
One- to four-family    $516,935     69.59%     $209,159       71.24%       $184,237       76.10%
Multi-Family             34,262      4.61        13,221        4.50           9,200        3.80
Commercial               42,745      5.75         4,106        1.40           4,903        2.02
Construction or
  development            33,823      4.55        42,659       14.53          20,420        8.44
                       --------    ------      --------      ------        --------      ------
Total real estate
  loans                 627,765     84.50       269,145       91.67         218,760       90.36
                       --------    ------      --------      ------        --------      ------
Other Loans:
Consumer Loans:
Automobile               46,247      6.23         9,530        3.25           4,515        1.86
Home equity lines of
  credit                 29,170      3.93        12,039        4.10          10,060        4.16
Home equity
  installment            19,247      2.59           ---         ---             ---         ---
Home improvement          1,015       .14           373         .12             294         .12
Deposit account             887       .12           263         .09             213         .09
Student                     103       .01            85         .03           7,067        2.92
Other                     3,443       .46         2,168         .74           1,180         .49
                       --------    ------      --------       -----        --------      ------
Total Consumer Loans    100,112     13.48        24,458        8.33          23,329        9.64
Commercial Business
  Loans                  14,996      2.02           ---         ---             ---         ---
                       --------    ------      --------      ------        --------      ------
Total other loans       115,108     15.50        24,458        8.33          23,329        9.64
                       --------    ------      --------      ------        --------      ------
Total loans             742,873    100.00%      293,603      100.00%        242,089      100.00%
                                   ======                    ======                      ======
Less:
Loans in process         22,956                  14,861                       9,110
Deferred fees and
  discounts               1,237                   1,034                       1,043
Allowance for losses      3,129                   1,251                       1,118
                       --------                --------                    --------
Total loans
  receivable, net      $715,551                $276,457                    $230,818
                       ========                ========                    ========

                                               December 31,
                               -------------------------------------------------
                                       1993                        1992
                               ---------------------       ---------------------
                               Amount        Percent       Amount        Percent
                               ------        -------       ------        -------
                                               (Dollars in Thousands)
Real estate loans:
------------------
One- to four-family            $170,678       78.30%       $182,285       81.25%
Multi-Family                     11,159        5.12          11,056        4.93
Commercial                        7,169        3.29           5,430        2.42
Construction or
  development                    12,534        5.75          10,682        4.76
                               --------      ------        --------      ------
Total real estate
  loans                         201,540       92.46         209,453       93.36
                               --------      ------        --------      ------
Other Loans:
Consumer Loans:
Automobile                        1,757        0.81           1,060        0.47
Home equity lines of
  credit                          7,130        3.27           7,267        3.24
Home equity
  installment                       ---         ---             ---         ---
Home improvement                    225        0.10             129        0.06
Deposit account                     194        0.09             187        0.08
Student                           6,705        3.08           5,576        2.49
Other                               419        0.19             678        0.30
                               --------      ------        --------      ------
Total Consumer Loans             16,430        7.54          14,897        6.64
Commercial Business
  Loans                             ---         ---             ---         ---
                               --------      ------        --------      ------
Total other loans                16,430        7.54          14,897        6.64
                               --------      ------        --------      ------
Total loans                     217,970      100.00%        224,350      100.00%
                                             ======                      ======
Less:
Loans in process                  5,109                       3,854
Deferred fees and
  discounts                       1,132                       1,405
Allowance for losses                950                         500
                               --------                    --------
Total loans
  receivable, net              $210,779                    $218,591
                               ========                    ========


     The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated. Call option loans are presented as fixed rate loans.

                                                       December 31,
                               -------------------------------------------------------------
                                      1996                  1995                 1994
                               -------------------   ------------------   ------------------
                               Amount      Percent   Amount     Percent   Amount     Percent
                               ------      -------   ------     -------   ------     -------
                                                (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
Real Estate:
One- to four-family            $108,747     14.64%  $ 95,141    32.40%    $ 96,381    39.82%
Multi-family                     15,937      2.14      3,163     1.08        3,080     1.27
Commercial                       27,108      3.65      1,347      .46        2,692     1.11
Construction or development      12,552      1.69      9,442     3.21        5,841     2.41
                               --------    ------   --------   ------     --------   ------
Total fixed-rate real estate
  loans                         164,344     22.12    109,093    37.15      107,994    44.61
                               --------    ------   --------   ------     --------   ------
Commercial                        6,007       .81        ---      ---          ---      ---
Consumer                         65,241      8.78     12,294     4.19        8,028     3.32
                               --------    ------   --------   ------     --------   ------
Total fixed-rate loans          235,592     31.71    121,387    41.34      116,022    47.93


Adjustable-Rate Loans
---------------------
Real estate:
One- to four-family             408,188     54.95    114,018    38.84       87,856    36.29
Multi-family                     18,325      2.47     10,058     3.43        6,120     2.53
Commercial                       15,637      2.10      2,759      .94        2,211      .91
Construction or development      21,271      2.86     33,217    11.31       14,579     6.02
                               --------    ------   --------   ------     --------   ------
Total adjustable-rate real
  estate loans                  463,421     62.38    160,052    54.52      110,766    45.75
                               --------    ------   --------   ------     --------   ------
Commercial                        8,989      1.21
Consumer                         34,871      4.70     12,164     4.14       15,301     6.32
                               --------    ------   --------   ------     --------   ------
Total adjustable rate loans     507,281     68.29    172,216    58.66      126,067    52.07
                               --------    ------   --------   ------     --------   ------
Total loans                     742,873    100.00%   293,603   100.00%     242,089   100.00%
                                           ======              ======                ======
Less:
-----
Loans in process                 22,956               14,861                 9,110
Deferred fees and discounts       1,237                1,034                 1,043
Allowance for loan losses         3,129                1,251                 1,118
                               --------             --------              --------
Total loans receivable, net    $715,551             $276,457              $230,818
                               ========             ========              ========


                                                December 31,
                                 -----------------------------------------
                                        1993                  1992
                                 -------------------   -------------------
                                 Amount      Percent   Amount      Percent
                                 ------      -------   ------      -------
                                           (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
Real Estate:
One- to four-family              $111,275       51.05%  $123,763     55.17%
Multi-family                        5,289        2.43      7,585      3.38
Commercial                          5,389        2.47      3,850      1.72
Construction or development         3,290        1.51      5,105      2.27
                                 --------      ------   --------    ------
Total fixed-rate real estate
  loans                           125,243       57.46    140,303     62.54
                                 --------      ------   --------    ------
Commercial                            ---         ---        ---       ---
Consumer                            2,595        1.19      2,054       .92
                                 --------      ------   --------    ------
Total fixed-rate loans            127,838       58.65    142,357     63.46


Adjustable-Rate Loans
---------------------
Real estate:
One- to four-family                59,403       27.25     58,522     26.09
Multi-family                        5,870        2.69      3,471      1.55
Commercial                          1,780         .82      1,580       .70
Construction or development         9,244        4.24      5,577      2.48
                                 --------      ------   --------    ------
Total adjustable-rate real
  estate loans                     76,297       35.00     69,150     30.82
                                 --------      ------   --------    ------

Commercial                             --          --         --        --
Consumer                           13,835        6.35     12,843      5.72
Total adjustable rate loans        90,132       41.35     81,993     36.54
                                 --------      ------   --------    ------
Total loans                       217,970      100.00%   224,350    100.00%
                                               ======               ======

Less:
-----
Loans in process                    5,109                  3,854
Deferred fees and discounts         1,132                  1,405
Allowance for loan losses             950                    500
                                 --------               --------
Total loans receivable, net      $210,779               $218,591
                                 ========               ========

     The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1996. Loans which have adjustable or renegotiable interest rates and call option loans are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments, enforcement of due-on-sale, call option clauses or the effect of the amortization of deferred loan fees.



                        Real Estate
                        -----------
                                               Construction
                       Mortgage (1)           or development            Commercial            Consumer              Total
                       ------------           --------------            ----------            --------              -----
                                Weighted                Weighted               Weighted              Weighted             Weighted
                                Average                 Average                Average               Average              Average
                    Amount      Rate        Amount      Rate        Amount     Rate       Amount     Rate      Amount     Rate
                    ------      --------    ------      --------    ------     --------   ------     --------  ------     --------
                                                            (Dollars in thousands)
Due During
Periods Ending
December 31,
------------
1997(2)             $  2,093      9.61%     $27,384     7.95%       $ 8,549     8.74%     $  4,453    9.53%    $ 42,479    8.36%
1998 - 2001           39,817      8.57        6,439     8.53          4,727     9.00        65,653    9.39      116,636    9.05
2002 and following   552,032      7.87          ---      ---          1,720     9.65        30,006    9.16      583,758    7.94
                    --------                -------                 -------               --------             --------
                    $593,942      7.92%     $33,823     8.06        $14,996     8.93      $100,112    9.33     $742,873    8.14
                    ========                =======                 =======               ========             ========

--------------
(1)  Includes one- to four-family, multi-family and commercial real estate loans.
(2)  Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after December 31, 1997 which have fixed or predetermined interest rates is $226.2 million while the total amount of loans due after such date which have floating or adjustable interest rates is $474.1 million.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

     The Bank focused its lending program during 1996 on the origination of loans secured by mortgages on owner-occupied, one- to four-family residences. The Bank also originated loans secured by nonowner-occupied, one- to four-family residences. At December 31, 1996, $516.9 million or 69.6% of the Bank's gross loan portfolio consisted of permanent loans secured by one- to four-family residences. The Bank emphasizes the origination of a variety of residential loans, including conventional 15 and 30 year fixed-rate loans, call option loans and ARMs. While the substantial majority of these loans were secured by properties in the Bank's primary market, the Bank also purchased a number of loans (approximately $27.0 million) secured by residential properties in southwest and southeast Michigan and central Texas. Most of these loans were purchased from a mortgage banking firm which has established a long term relationship with AmeriBank. The historical loan losses incurred from these purchased loans have been negligible.

     The Bank's one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index, generally the one-, three- or five-year constant maturity treasury index. Increases or decreases in the interest rate of the Bank's ARMs are generally limited to 2% annually with lifetime interest rate caps of 6% over the initial interest rate. The Bank's ARMs may be convertible into fixed-rate loans upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on the Bank's ARMs may be below the fully indexed rate, although borrowers are generally qualified at the fully indexed rate. At December 31, 1996, the total balance of one- to four-family ARMs was $408.2 million, or 55.0% of the Bank's gross loan portfolio.

     The Bank also offers fixed-rate mortgage loans to owner occupants with maturities up to 30 years, which conform to secondary market standards. Interest rates charged on these fixed-rate loans are priced on a daily basis according to market conditions. These loans generally do not include prepayment penalties. AmeriBank currently sells in the secondary market, long-term, conforming fixed-rate loans with terms over 15 years it originates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report").

     The Bank offers one- to four-family residential mortgage loans to nonowner- occupants. These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are generally priced at higher rates than owner-occupied loans. Both fixed and adjustable rates are offered on nonowner-occupied one-to four-family residential loans, with terms of up to 15 years and 30 years, respectively.

     The Bank originates residential mortgage loans with loan-to-value ratios of up to 97% for owner-occupied residential loans and up to 80% for nonowner-occupied residential loans. For loans with loan-to-value ratios in excess of 80%, AmeriBank requires private mortgage insurance in an amount sufficient to reduce the Bank's exposure to 80% or less of the appraised value or puchase price, whichever is lower, of the underlying collateral.

     In underwriting one- to four-family residential real estate loans, AmeriBank evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing one- to four-family residential real estate loans made by AmeriBank are appraised by independent fee appraisers. AmeriBank requires borrowers to obtain title insurance and fire, property and, if necessary, flood insurance. Real estate loans originated by the Bank contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank generally enforces it's "due on sale" power to allow for faster repricing and to reduce the duration of it's loan portfolio.

     Residential mortgage loan originations derive from a number of sources, including advertising, direct solicitation, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at most of the Bank's offices.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING

     In order to enhance the yield on its assets AmeriBank originates permanent loans secured by multi-family and commercial real estate. In this regard, management currently intends to expand its lending activities to include an increased emphasis on originations and purchases of commercial and multi-family real estate loans. At December 31, 1996, the Bank's multi-family and commercial real estate loan portfolio totaled $77.0 million or 10.4% of the Bank's gross loan portfolio.

     The Bank's permanent multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, condominiums, small office buildings, small business facilities, medical facilities and other non-residential building properties, substantially all of which are located within the Bank's primary market area.

     Permanent multi-family and commercial real estate loans have a maximum term of 30 years for ARM and call option loans, with fixed-rate loans having
terms of 15 years or less.   Permanent loans are predominantly adjustable-rate
loans or call option loans, based on competitive factors. Multi-family loans and commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

     Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are primarily performed by independent appraisers designated by the Bank at the time the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. In addition, the Bank's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property.

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired. At December 31, 1996, $426,000 or .5% of the multi-family and commercial loan portfolio was non-performing. See " - Asset Quality." There can be no assurance that delinquencies will not increase in the future.

CONSTRUCTION AND DEVELOPMENT LENDING

     The Bank makes construction loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments. At December 31, 1996, the Bank had $33.8 million in construction and development loans outstanding, representing 4.6% of the Bank's gross loan portfolio.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four-family loans then offered by the Bank, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1996, approximately 45% of the Bank's construction loans were to borrowers intending to live in the properties upon completion of construction.

     Construction loans to builders of one- to four-family residences generally require the payment of interest only for up to one year and either have terms of up to 30 years with adjustable rates or with call options, or are fixed rate loans of 15 years or less. These loans are structured to be assumed by qualified borrowers as permanent loans. These loans may also provide for the payment of loan fees from loan proceeds.

     The Bank also makes loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have the same terms as construction loans, with maximum loan to value ratios of 80%. These loans may provide for the payment of loan fees from loan proceeds. Loan principal is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 1996, the Bank had $18.6 million of development loans outstanding.

     Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from the Bank, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). At December 31, 1996, the Bank had four construction and development loans in excess of $500,000, each of which was current at such date. The Bank's largest construction and development loan at December 31, 1996, was a plat development loan with an outstanding balance of $1.1 million.

     Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and development loans to borrowers other than owner- occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

COMMERCIAL BUSINESS LENDING

     At December 31, 1996, the Bank had $15.0 million in commercial business loans outstanding, representing 2.0% of the Bank's total loan portfolio. The majority of this portfolio was acquired in connection with the Corporation's acquisition of AFSB. The Bank's commercial business lending portfolio contains loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, the Bank's commercial business lending has been limited to borrowers headquartered, or doing business, in the Bank's primary market area. Management intends to increase the size of its commercial business portfolio during 1997.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

CONSUMER LENDING

     The Bank originates a variety of different types of consumer loans, including automobile loans, home equity lines of credit and installment loans, home improvement loans, deposit account loans and other loans for household and personal purposes Recently, AmeriBank has placed increasing emphasis on consumer loans, because of their attractive yields and shorter terms to maturity. At December 31, 1996, consumer loans totaled $100.1 million, or 13.5% of gross loans outstanding, as compared to $24.5 million and $23.3 million, or 8.3% and 9.6% of gross loans outstanding at December 31, 1995 and 1994, respectively.

     The Bank originates automobile loans, its largest segment of consumer loans, on both a direct and an indirect basis. Direct loans are made when the Bank extends credit directly to the borrower.

Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers.

     The Bank began its indirect lending program in 1995 with selected automobile dealers located in the Bank's lending area. Moreover, the Bank acquired a $25.0 million portfolio of mature, indirect automobile loans upon its acquisition of AFSB. At December 31, 1996, the Bank's automobile loan portfolio totaled $46.3 million (of which $36.2 million were originated on an indirect basis), or 46.2% of the Bank's consumer loan portfolio and 6.23% of the Bank's gross loan portfolio.

     The Bank's home equity installment loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, generally will not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are written with fixed terms of up to five years, or up to 10 years with a call option after five years, and carry fixed rates of interest. The Bank also originates home equity lines of credit utilizing the same underwriting standards as for home equity installment loans. Home equity lines of credit are revolving line of credit loans. The majority of the Bank's existing home equity line of credit portfolio has a 10 year term; however, the Bank currently offers these loans with adjustable rates, interest only payments and a term of five years. At December 31, 1996, the Bank had $19.2 million of home equity installment loans and $29.2 million of home equity lines of credit outstanding, representing 2.6% and 3.9%, respectively, of the Bank's gross loan portfolio. At that date, the Bank had $33.7 million of unused credit available under its home equity line of credit program.

     In previous years, student loans represented a large component of the consumer loan portfolio. During 1995, however, the Bank sold its entire student loan portfolio and no longer originates such loans but participates in a referral program with a third party lender.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1996 only $386,000 of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

LOAN ORIGINATIONS, PURCHASES AND SALES

     Real estate loans are originated by AmeriBank's staff of loan officers. Loan applications are taken in most branch offices and then submitted to the Bank's designated loan underwriters for approval.

     The Bank originates both adjustable-rate and fixed-rate loans; however, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. Currently, almost all fixed-rate residential mortgage loans with maturities in excess of 15 years are originated pursuant to commitments for sale in the secondary market once the borrower locks in the interest rate. The Bank offers borrowers the ability to lock in an interest rate at the date of application. The Bank currently sells such loans primarily to the Federal Home Loan Mortgage Corporation (the "FHLMC") while retaining the servicing rights. These loans are originated to satisfy customer demand, generate fee income and are sold to achieve the goals of the Bank's asset/liability management program.

     When loans are sold, the Bank typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Bank receives a servicing fee for performing these functions. The amount of servicing fees received by the Bank varies but is generally calculated at 3/8ths of 1% per annum for ARMs, and 1/4th of 1% per annum for fixed-rate mortgage loans based on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. The
Bank serviced for others mortgage loans that it originated and sold amounting to $102.7 million at December 31, 1996.

     The Bank purchases a limited amount of real estate loans from selected sellers. The Bank carefully reviews and underwrites all loans to be purchased to insure that they meet the Bank's underwriting standards. During 1996, the Bank purchased a total of $27.0 million of one- to four- family mortgage loans, secured by residential properties in Southwest and Southeast Michigan and Central Texas.

     In periods of economic uncertainty, the Bank's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings. In addition, the Bank's ability to sell loans may substantially decrease as potential buyers (principally government agencies) reduce their purchasing activities.

     The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated. Fixed-rate and call option loans modified by the Bank are not reflected as new loan originations. During 1996, the Bank modified a total of $13.9 million of loans as compared to $4.1 million and $5.9 million during 1995 and 1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in the Annual Report.


                                               Year Ended December 31,
                                           -------------------------------
                                           1996          1995         1994
                                           ----          ----         ----
                                                    (In Thousands)
Originations by type:
---------------------
Adjustable rate:
----------------
Real estate:
one- to four-family                        $111,313     $ 42,455     $ 19,320
multi-family                                 37,261          144        1,143
commercial                                    6,202          550          ---
construction or development                  37,137       38,918       21,312
Consumer                                     37,580       10,097       18,414
                                           --------     --------     --------
Total adjustable-rate                       229,493       92,164       60,189
                                           --------     --------     --------
Fixed-rate:
-----------
Real estate:
one- to four-family                          19,644       11,381       19,089
multi-family                                  6,575        4,038          ---
commercial                                    1,094          ---          322
construction or development                   6,554       11,517        8,990
Consumer                                     35,320       11,683        5,242
                                           --------     --------     --------
Total fixed-rate                             69,187       38,619       33,643
                                           --------     --------     --------
Total loans originated                      298,680      130,783       93,832
                                           --------     --------     --------
Purchases:
----------
Real estate: one- to four-family             27,027          986        1,919
Loans acquired in AFSB acquisition          294,700          ---          ---
                                           --------     --------     --------
Total purchases                             321,727          986        1,919
                                           --------     --------     --------
Sales:
------
Real estate: one- to four-family              9,833        4,707        7,303
Consumer loans                                  ---        6,794          ---
                                           --------     --------     --------
Total loan sales                              9,833       11,501        7,303
                                           --------     --------     --------
Repayments:
-----------
Principal repayments                        161,303       78,892       64,143
                                           --------     --------     --------
Total reductions                            171,136       90,393       71,446
                                           --------     --------     --------
Increase (decrease) in other items, net    ( 10,176)       4,263       (4,266)
                                           --------     --------     --------
Net increase (decrease)                    $439,095     $ 45,639     $ 20,039
                                           ========     ========     ========

ASSET QUALITY

     When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts 30 or more days delinquent. If the delinquency is not cured by the 60th day, contact with the borrower may be made by phone and by a second letter. Additional written and oral contacts may be made with the borrower between 30 and 60 days after the due date. If the delinquency continues for a period of 60 days, the Bank usually sends a default letter to the borrower and, after 90 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is 14 days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 30 days. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Michigan consumer protection laws. The Bank has not had significant experience with delinquent loans.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                          Loans Delinquent For:                                         Total Delinquent
                       --------------------------
                               60-89 Days               90 Days and Over                Loans
                               ----------          --------------------------           -----
                                         Percent                     Percent                      Percent
                                         of Loan                     of Loan                      of Loan
                       Number   Amount   Category  Number   Amount   Category  Number   Amount    Category
                       ------   ------   --------  ------   ------   --------  ------   ------    --------
                       (dollars in thousands)
Real Estate:
 One- to four-family    22      $  571     .11%      42     $1,924      .37%      64    $2,495       .48%
 Construction or
   development          11       1,002    2.96       --        ---      ---       11     1,002      2.96
 Commercial Business     4         593    3.95        2        426     2.84        6     1,019      6.79
 Consumer               19         172     .17       28        386      .38       47       558       .55
                        --      ------               --        ---               ---    ------
   Total                56      $2,338               72     $2,736               128    $5,074
                        ==      ======               ==     ======               ===    ======

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Interest income on loans is accrued over the term of the loans based upon the principal outstanding, except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate or with a maturity less than that customary in the Bank's market). Foreclosed assets include assets acquired in settlement of loans. The loan amounts shown do not reflect reserves set up against such assets. See "- Allowance for Loan Losses."

                                             December 31,
                             --------------------------------------------
                                1996    1995      1994     1993      1992
                                ----    ----      ----     ----      ----
                                        (Dollars in Thousands)
Non-accruing loans:
  One- to four-family          $1,792  $  ---  $    ---  $   ---   $   ---
  Consumer                        331     ---       ---      ---       ---
                               ------  ------    ------    -----   -------
    Total                       2,123     ---       ---      ---       ---
                               ------  ------    ------    -----   -------

Accruing loans delinquent
  more than 90 days:
  One- to four-family             132   1,317       922      505       829
  Multi-family and
  Commercial real estate          426   1,110        96      ---       ---
  Consumer                         55       7         1        5         2
                               ------  ------    ------    -----   -------
    Total                         613   2,434     1,019      510       831
                               ------  ------    ------    -----   -------

Foreclosed assets:
  One- to four-family              39     296       164      274       204
  Consumer loans                  150
                               ------  ------    ------    -----   -------
    Total                         189     296       164      274       204
                               ------  ------    ------    -----   -------

Total non-performing assets    $2,923  $2,730    $1,183    $ 784   $ 1,035
                               ======  ======    ======    =====   =======
Total as a percentage of
  total assets                   .34%    .74%      .36%     .29%      .38%
                                  ===    ===       ===      ===       ===

     For the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $85,000, none of which was included in interest income.

     Non-Accruing Loans. At December 31, 1996, the Bank had $2.1 million in non-accruing loans, which constituted .29% of the Bank's gross loan portfolio. Except as discussed immediately below, there were no non-accruing loans or aggregate non-accruing loans-to-one-borrower in excess of $500,000.

     The largest non-accruing loan at December 31, 1996, totaled $616,000 and was secured by 22 individual condominium units. The Bank is in the process of foreclosing on the property; however, the borrower has listed the property for sale. Based on a recent appraisal of the property, the Bank does not anticipate a substantial loss on the property.

     Other Loans of Concern. As of December 31, 1996, there were $4.1 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. The balance of other loans of concern at that date consisted of five commercial and multi-family real estate loans totaling $3.9 million and two commercial business loans totaling $183,000. The largest of the five commercial and multi-family loans of concern was a $2.0 million loan secured by a manufacturing plant. The Bank is monitoring this loan as a result of a recent tenant vacancy. See "Lending Activities - General." These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.
                                      16

     As of December 31, 1996, there were no other loans not included in the table above or discussed under "Other Loans of Concern" where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

     When assets are classified as either substandard or doubtful, an institution may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 1996, the Bank had classified $2.3 million as substandard, $164,000 as doubtful and none as loss. At December 31, 1996, the Bank had designated $4.1 million loans as special mention.

     Allowance for Loan Losses. The Bank establishes an allowance for loan losses based on a systematic analysis of risk factors in the loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, and other factors. Because the Bank has had limited loan losses during its history, management also considers the loss experience of similar portfolios in comparable lending markets. Management's analysis results in establishment of allowance amounts by loan type, based on allocations by quality classification. A portion of the allowance also consists of an unallocated amount which increased substantially in 1993 to reflect the Bank's increased emphasis on higher risk consumer, construction and other non-residential lending. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses," in the Annual Report.

     The following table sets forth an analysis of the Bank's allowance for loan losses.


                                             Year Ended December 31,
                                 ----------------------------------------------
                                 1996       1995       1994      1993      1992
                                 ----       ----       ----      ----      ----
                                 (Dollars in Thousands)
Balance at beginning of period   $1,251     $1,118     $  950   $   500    $  300
Acquired from AFSB                1,358        ---        ---       ---       ---
Charge-offs:
  Consumer                          134         28          2       ---       ---
Recoveries                           90          1        ---       ---       ---
                                 ------     ------     ------    ------    ------
Net charge-offs                     (44)       (27)        (2)      ---       ---
Additions charged to operations     564        160        170       450       200
                                 ------     ------     ------    ------    ------
Balance at end of period         $3,129     $1,251     $1,118    $  950    $  500
                                 ======     ======     ======    ======    ======
Ratio of net charge-offs
  during the period to
  average loans outstanding
  during the period                ---%(1)    ---%(1)    ---%(1)  ---%      ---%
                                 =====      =====      =====     ====      ====
Ratio of net charge-offs
  during the period to
  average non-performing assets    ---%(1)    ---%(1)    ---%(1)  ---%      ---%
                                 =====      =====      =====     ====      ====

(1)  Less than 1.00%.

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:





                                                     December 31,
                             --------------------------------------------------------------
                                    1996                  1995                   1994
                             -------------------   ------------------     -----------------
                                        Percent             Percent                Percent
                                        of Loans            of Loans               of Loans
                                        in Each             in Each                in Each
                                        Category            Category               Category
                                        to Total            to Total               to Total
                             Amount       Loans    Amount     Loans       Amount     Loans
                             ------     --------   ------   --------      ------   --------
                                             (Dollars in Thousands)
One- to four-family          $  331      69.59%    $  166     71.24%      $  148    76.10%
Multi-family                     18       4.61        413      4.50          287     3.80
Commercial real estate          606       5.75         21      1.40           25     2.02
Construction or development      54       4.55         53     14.53           28     8.44
Commercial business             150       2.02
Consumer                        777      13.48        143      8.33           62     9.64
Unallocated                   1,193        ---        455       ---          568      ---
                             ------     ------        ---    ------       ------   ------
Total                        $3,129     100.00%    $1,251    100.00%      $1,118   100.00%
                             ======     ======     ======    ======       ======   ======

                                           December 31,
                             ---------------------------------------
                                    1993                1992
                             -----------------   -------------------
                                      Percent               Percent
                                      of Loans              of Loans
                                      in Each               in Each
                                      Category              Category
                                      to Total              to Total
                             Amount     Loans    Amount      Loans
                             ------   --------   ------     --------
                             C>
                                    (Dollars in Thousands)
One- to four-family          $  114     78.30%   $   92       81.25%
Multi-family                    257      5.12       103        4.93
Commercial real estate           79      3.29        27        2.42
Construction or development      18      5.75        12        4.76
Commercial business
Consumer                         28      7.54        26        6.64
Unallocated                     454       ---       240         ---
                             ------    ------    ------      ------
Total                        $  950    100.00%   $  500      100.00%%
                             ======    ======    ======      ====== =

INVESTMENT ACTIVITIES

     AmeriBank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.36%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" and "- Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity." The Bank invests its liquid assets primarily in interest-earning overnight deposits of the Federal Home Loan Bank (the "FHLB") of Indianapolis.

     Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives. As market conditions change, the Bank regularly re-evaluates the marketable securities in its portfolio. The investment security portfolio currently is composed of U.S. Treasury and federal agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bond, corporate debt securities and Federal Home Loan Bank stock.

     At December 31, 1996, the Bank's entire investment and mortgage-backed securities portfolios, totaling $62.9 million were classified as available for sale. At such date, the Bank's portfolio of investment and mortgage-backed securities had an amortized cost of $63.0 million. AmeriBank did not have any securities classified as held to maturity or as trading securities at December 31, 1996. The amortized cost, fair value and weighted average yield of securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt obligations have been computed on a tax equivalent basis.


                                              Securities
                                       --------------------------        Weighted
                                       Amortized Cost  Fair Value      Average Yield
                                       --------------  ----------      -------------
                                                 (Dollars in Thousands)
Due in one year or less                $       13,270  $   13,276           5.97
Due after one year through five years          18,644      18,638           6.45
Due after five through 10 years                   109         107           7.44
                                       --------------  ----------
                                               32,023      32,021
Equity securities                                 167         296           N/A
Asset-backed debt securities                   30,836      30,589           7.21
                                       --------------  ----------
                                       $       63,026  $   62,906
                                       ==============  ==========

Because of their variable payments, asset-backed securities are not reported by a specific maturity grouping.

     The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.


                                             December 31,
                              --------------------------------------
                                 1996          1995          1994
                                 ----          ----          ----
                              Book Value    Book Value    Book Value
                              ----------    ----------    ----------
                                      (Dollars in Thousands)
Equity Securities:
Money-market funds               $   ---    $ 17,150      $    945
Mortgage-backed funds                ---       2,574         8,471
Other                                296         270         5,204
                                 -------    --------      --------
Total equity securities              296      19,994        14,620
                                 -------    --------      --------
Debt Securities:
Corporate                         11,353      21,292        28,376
Asset-backed (SBA loans)          12,816       1,069         1,384
Mortgage-backed                   17,773      10,379         8,567
Government and Agency             15,960      12,030        18,270
Municipal obligations              4,708         ---           ---
Other                                ---         ---           328
                                 -------    --------      --------
Total debt securities             62,610      44,770        56,925
FHLB Stock                         6,958       2,162         2,032
                                 -------    --------      --------
Total securities                 $69,864    $ 66,926      $ 73,577
                                 =======    ========      ========

SOURCES OF FUNDS

     General. The Bank's primary sources of funds are deposits, principal and interest payments on loans, sales of loans, maturities of securities, securities available for sale and borrowings, principally FHLB advances.

     Deposits. AmeriBank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook and statement savings accounts, interest and non-interest-bearing checking accounts, money market checking and savings accounts, and certificates of deposit. The Bank's High Performance Checking Account Program offers a variety of checking accounts to customers. These checking accounts increase the Bank's core deposits, provide the opportunity to cross sell other Bank products and generate additional fee income; however, the cost of servicing these accounts has increased the Bank's non-interest expense. The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. AmeriBank solicits deposits from its market area only, and has never used brokers to obtain deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. Based on its experience, the Bank believes that its savings, interest and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the savings flows at the Bank during the periods indicated.


                                Year Ended December 31,
                             -----------------------------
                             1996        1995         1994
                             ----        ----         ----
                                 (Dollars in Thousands)
Opening balance              $243,220     $231,321  $221,865
Deposits acquired from AFSB   333,000          ---       ---
Net Deposits (Withdrawals)     23,462        5,061     1,427
Interest credited              22,810        6,838     7,979
                             --------     --------  --------
Ending balance               $622,492     $243,220  $231,321
                             ========     ========  ========
Net increase                 $379,272     $ 11,899  $  9,456
                             ========     ========  ========
Percent increase             155.94%      5.14%     4.26%
                             ======       ====      ====

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated.


                                                                       December 31,
                                       ---------------------------------------------------------------------
                                               1996                     1995                    1994
                                       ---------------------    --------------------    --------------------
                                                    Percent                 Percent                 Percent
                                       Amount       of Total    Amount      of Total    Amount      of Total
                                       ------       --------    ------      --------    ------      --------
                                                             (Dollars in Thousands)
Transaction and Savings Deposits:
---------------------------------
Noninterest-bearing                   $ 25,487        4.09%     $ 12,262      5.04%     $ 10,156       4.39%
Savings accounts (2.41%(1))             64,987       10.44        46,470     19.12        48,404      20.92
NOW Accounts and money market deposit
accounts (3.67%(1))                    154,711       24.85        46,986     19.31        49,091      21.22
                                      --------      ------      --------    ------      --------     ------
Total Non-Certificates                 245,185       39.38       105,718     43.47       107,651      46.53
                                      --------      ------      --------    ------      --------     ------
Certificates:
3.00 -  4.99%                           25,807        4.15        12,276      5.05        50,897      22.00
5.00 -  6.99%                          301,184       48.38       111,298     45.76        66,472      28.74
7.00 -  8.99%                           49,651        7.98        13,818      5.68         6,182       2.67
9.00 -  10.99%                             665         .11           110       .04           119        .06
                                      --------      ------      --------    ------      --------     ------
Total Certificates                     377,307       60.62       137,502     56.53       123,670      53.47
                                      --------      ------      --------    ------      --------     ------
Total Deposits                        $622,492      100.00%     $243,220    100.00%     $231,321     100.00%
                                      ========      ======      ========    ======      ========     ======

------------------
(1)  At December 31, 1996.

     The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1996.


                               3.00-        5.00-      7.00-     9.00% to                 Percent
                               4.99%        6.99%      8.99%      10.99%       Total      of Total
                               -----        -----      -----     --------      -----      --------
                                               (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
------------------

March 31, 1997                $8,769    $ 59,864    $ 1,986       $   ---     $ 70,619      18.72%
June 30, 1997                  9,319      72,598      9,655           168       91,740      24.31
September 30, 1997             2,222      47,032      1,370           ---       50,624      13.42
December 31, 1997              1,825      14,850      1,722           ---       18,397       4.88
March 31, 1998                 1,491       9,581      1,022            11       12,105       3.21
June 30, 1998                    530      10,167      6,516           ---       17,213       4.56
September 30, 1998             1,003      21,814      8,769           ---       31,586       8.37
December 31, 1998                147      17,176      7,350            90       24,763       6.56
March 31, 1999                   264       8,079        323           138        8,804       2.33
June 30, 1999                    157      18,274        336           258       19,025       5.04
September 30, 1999               ---       4,775        121           ---        4,896       1.30
December 31, 1999                 80       4,533        413           ---        5,026       1.33
Thereafter                       ---      12,441     10,068           ---       22,509       5.97
                             -------    --------  ---------          ----     --------     ------
Total                        $25,807    $301,184    $49,651          $665     $377,307     100.00%
                             =======    ========    =======          ====     ========     ======
Percent of total               6.84%    79.82%      13.16%           0.18%    100.00%
                               ====     =====       =====            ====     ======

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1996.



                                                    Maturity
                               -------------------------------------------------------
                                            Over       Over
                               3 Months    3 to 6     6 to 12       Over
                               or Less     Months     Months     12 months     Total
                               --------    ------     -------    ---------     -----
                                                   (In Thousands)
Certificates of deposit less
  than $100,000                $59,047     $80,680    $63,622     $136,199    $339,548
Certificates of deposit of
  $100,000 or more               8,161      10,635      4,812        9,463      33,071

Public funds(1)                  3,411         425        587          265       4,688
                               -------     -------    -------     --------    --------
Total certificates of deposit  $70,619     $91,740    $69,021     $145,927    $377,307
                               =======     =======    =======     ========    ========

-------------
(1)  Deposits from governmental and other public entities.

     BORROWINGS. AmeriBank's other available sources of funds include advances from the FHLB of Indianapolis and other borrowings. As a member of the FHLB of Indianapolis, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Indianapolis may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

     Historically, the Bank has borrowed funds from the FHLB of Indianapolis under its fixed- rate lending programs, with terms requiring monthly interest payments and principal payments due upon maturity. The Bank utilizes FHLB advances as part of its asset/liability management strategy in order to cost effectively extend the maturity of its liabilities. The Bank is generally required to pay a commitment fee upon application and may be subject to a prepayment fee if the advance is prepaid by the Bank.

     At December 31, 1996, the Corporation had $139.2 million of advances from the FHLB of Indianapolis and the capacity to borrow up to $201.6 million; however, the current Board policy limits the Bank's borrowing capacity to $150.0 million. At that date, $60.7 million of such advances have scheduled maturities in 1997; $44.3 million in 1998; $27.9 million in 1999; and $6.2 million in 2000. See Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.


                             Year Ended December 31,
                        ---------------------------------
                          1996        1995         1994
                        --------    --------     --------
                                 (In Thousands)
DURING THE PERIODS:
Maximum Balance:
----------------
 FHLB advances          $139,170     $43,241     $14,181

Average Balance:
----------------
 FHLB advances          $ 94,269     $18,251     $13,841

     The following table sets forth the end of period interest rates and balances at the dates indicated:


                                                December 31,
                                     --------------------------------
                                       1996        1995        1994
                                     --------     -------     -------
                                      (Dollars in Thousands)
FHLB advances                        $139,170     $43,241     $13,579

Weighted average interest rate of
 FHLB advances                          5.87%       6.15%       6.88%

SUBSIDIARY AND OTHER ACTIVITIES

     General. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets for community purposes. In addition, federal associations may invest up to 50% of their total capital in conforming loans to their service corporations in which they own more than 10% of the capital stock. Federal associations are also permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     AmeriBank has two wholly-owned service corporation subsidiaries: OS Services, Inc. ("OS Services") and Midwest Investment Services, Inc. ("Midwest"). At December 31, 1996, AmeriBank's investment in its service corporations totaled $1.3 million.

     OS Services and Midwest invest in stock of MMLIC Life Insurance Company, a subsidiary of the Minnesota Mutual Life Insurance Company, St. Paul, Minnesota. In addition, the two subsidiaries invest in limited partnerships which are involved in developing and providing affordable housing. The partnerships also provide investors with low income housing tax credits available under Section 42 of the Internal Revenue Code of 1986, as amended (the "Code"). The Bank, through OS Services and Midwest, has an equity investment in the partnerships totaling $968,000. The subsidiaries of the Bank generated net income of $286,000 during 1996. In addition, the Corporation received $150,000 in tax credits during 1996 as a result of these activities.

REGULATION

     General. AmeriBank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, AmeriBank is subject to broad federal regulation and oversight extending to all its operations. AmeriBank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of AmeriBank, the Corporation also is subject to federal regulation and oversight. The purpose of the regulation of the Corporation and other holding companies is to protect subsidiary savings associations. AmeriBank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of AmeriBank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over AmeriBank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, AmeriBank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of AmeriBank were as of October 28, 1996 and April 30, 1990, respectively. When examinations are conducted by the OTS and the FDIC, the examiners may require AmeriBank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. AmeriBank's OTS assessment for fiscal year ended December 31, 1996, was $152,000.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including AmeriBank and the Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of AmeriBank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non- residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. AmeriBank is in compliance with the noted restrictions.

     AmeriBank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, AmeriBank's lending limit under this restriction was $8.1 million. AmeriBank is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

     Insurance of Accounts and Regulation by the FDIC. AmeriBank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of
 .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

     In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $3.51 million was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Corporation's results of operations for the year ended December 31, 1996. As a result of the special assessment, AmeriBank's deposit insurance premiums was reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF- member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

     Regulatory Capital Requirements. Federally insured savings associations, such as AmeriBank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1996, the Bank had intangible assets totaling $15.5 million.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 1996, all subsidiaries of the Bank are includable subsidiaries.

     At December 31, 1996, AmeriBank had tangible capital of $51.2 million, or 6.2% of adjusted total assets, which is $38.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, AmeriBank had no intangibles which were subject to these tests.

     At December 31, 1996, AmeriBank had core capital equal to $51.2 million, or 6.2% of adjusted total assets, which is $25.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, AmeriBank had no capital instruments that qualify as supplementary capital and $3.1 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to- value ratio and reciprocal holdings of qualifying capital instruments. AmeriBank had no such exclusions from capital and assets at December 31, 1996.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

     On December 31, 1996, AmeriBank had total risk-based capital of $54.3 million (including $51.2 million in core capital and $3.1 million in qualifying supplementary capital) and risk- weighted assets of $522.8 million (including $20.6 million in converted off-balance sheet assets); or total capital of 10.4% of risk-weighted assets. This amount was $12.5 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on AmeriBank may have a substantial adverse effect on the Corporation's operations and profitability. The Corporation's shareholders do not have preemptive rights, and therefore, if the Corporation is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Corporation.

     Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     Liquidity. All savings associations, including AmeriBank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, AmeriBank was in compliance with both requirements, with an overall liquid asset ratio of 8.36% and a short-term liquid assets ratio of 4.87%.

     Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. At December 31, 1996, the Bank is in compliance with these amended rules.

     OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

     Qualified Thrift Lender Test. All savings associations, including AmeriBank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1996, AmeriBank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of AmeriBank's, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in November 1996 and received a rating of "satisfactory."

     Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of AmeriBank include the Corporation and any company which is under common control with AmeriBank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. AmeriBank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

     Holding Company Regulation. The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS.

In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than AmeriBank or any other SAIF- insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If AmeriBank fails the QTL test, the Corporation must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Corporation must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

     The Corporation must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal Securities Law. The stock of the Corporation is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Corporation stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Corporation may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, AmeriBank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. AmeriBank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, AmeriBank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1996, AmeriBank had $7.0 million in FHLB stock, which was in compliance with this requirement. In past years, AmeriBank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.92% and were 7.83% for the calendar year 1996. For the year ended December 31, 1996, dividends paid by the FHLB of Indianapolis to AmeriBank totaled $405,000, which constituted a $245,000 increase over the amount of dividends received in calendar year 1995.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of AmeriBank's FHLB stock may result in a corresponding reduction in AmeriBank's capital.

     Federal Taxation.   Savings associations such as the Bank that meet
certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes.
The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was computed under either the experience method or the percentage of taxable income method (based on an annual election). Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of six years.

     The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

     In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, were also subject to an environmental tax equal to .12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the Bank's Excess for tax purposes totaled approximately $12.3 million.

     The Corporation and its subsidiaries file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting.
Savings associations, such as AmeriBank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     The Corporation and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns for 1990 through 1993. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Corporation or the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Corporation and its consolidated subsidiaries.

     Michigan Taxation. The State of Michigan imposes a tax on intangible personal property in the amount of $.20 per $1,000 of deposits of a savings bank or a savings and loan institution less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. The State of Michigan also imposes a "Single Business Tax." The Single Business Tax is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, as increased by net operating loss carry forwards, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base.

     Delaware Taxation. As a Delaware holding company, the Corporation is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Corporation is also subject to an annual franchise tax imposed by the State of Delaware.

COMPETITION

     The Bank faces strong competition in originating loans and attracting deposits. That competition comes from other commercial banks, other savings institutions, credit unions, mortgage banking companies and other non-bank financial services companies including insurance companies and investment firms. Finance companies compete with the Bank for consumer loan business.

     The Bank attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions, mutual funds and insurance companies. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available at most of the Bank's
26 locations.

     The six county market area has a strong base of financial institutions and several of those competitors are much larger than AmeriBank in terms of total deposits and number of branches. The largest commercial banks operating in the market area are First of America, Old Kent Bank, First Michigan Bank, NBD and Michigan National Bank. Despite the presence of significant competition, AmeriBank has demonstrated the ability to sustain positive deposit growth rates during the past year. Growth of deposits can be attributed to a strong local economy, customer loyalty and the local orientation of the Bank.

EMPLOYEES

     At December 31, 1996, the Bank had a total of 304 employees, including 96 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE CORPORATION AND THE BANK WHO ARE NOT DIRECTORS

     JON W. SWETS. Mr. Swets, age 31, is Vice President and Treasurer of the Corporation and Senior Vice President-Chief Financial Officer of the Bank. He joined the Corporation and the Bank in these capacities in November 1996. Prior to joining the Company and the Bank, Mr. Swets was a Senior Manager with Crowe, Chizek and Company LLP, a large public accounting firm. Mr. Swets joined Crowe, Chizek and Company LLP as a staff accountant in June 1987.

ITEM 2.  PROPERTIES

     The Corporation's operations are conducted through its main office and 25 branches (including a "drive-up" facility). At December 31, 1996, the Corporation owned its main office and 24 of its branch offices; the remaining branch office and the land on which it is situated were leased. As of December 31, 1996, the net book value of the Corporation's investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $14.0 million.

     The Corporation maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment and software utilized by the Corporation at December 31, 1996 was $1.5 million.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Corporation in the proceedings, that the resolution of these proceedings should not have a material effect on the Corporation's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Ottawa Financial's common stock is traded on the Nasdaq National Market under the symbol "OFCP." Total shares outstanding as of December 31, 1996, were 5,179,668. The high and low bid quotations for the common stock as reported on the Nasdaq as well as declared per share, were as follows.


QUARTER ENDED             HIGH            LOW           DIVIDENDS

March 31, 1995          $13.375         $10.500           $.07

June 30, 1995            14.000          13.000            .08

September 30, 1995       16.375          13.250            .08

December 31, 1995        16.000          15.375            .08

March 31, 1996           16.750          15.500            .08

June 30, 1996            16.500          16.125            .08

September 30, 1996       16.500          16.000            .09

December 31, 1996        17.250          16.000            .09



     The information set forth in the table above was provided by The Nasdaq Stock Market. Such information reflects interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The Board of Directors intends to continue the payment of quarterly cash dividends, dependent upon the results of operations and financial condition of the Company and other factors. Restrictions on dividend payments are described in Note 13 of the Notes to Consolidated Financial Statements.

     As of March 24, 1996, the Corporation had approximately 2,350 shareholders of record and 5,050,187 shares outstanding of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following financial data does not purport to be complete and is qualified in its entirety by reference to the more detailed financial information contained elsewhere herein.



                                                                           December 31,
                                              -------------------------------------------------------------------
                                                1996(1)          1995          1994          1993         1992
                                              ----------       --------      --------      --------     ---------
                                                                            (In Thousands)
Selected Financial Condition Data:
Total assets                                   $848,306         $370,305      $328,461      $266,555     $270,849
Loans receivable, net                           715,551          276,457       230,818       210,779      218,591
Securities                                       69,864           66,926        73,577        36,554       35,574
Deposits                                        622,492          243,220       231,321       221,865      217,218
Federal Home Loan Bank advances                 139,170           43,241        13,579        14,181       27,040
Shareholders' Equity                             76,916           79,560        78,593        26,527       23,628

Selected Operations Data:
Total interest income                          $ 54,669         $ 25,579      $ 20,799      $ 20,253     $ 22,493
Total interest expense                           30,531           11,321         9,182         9,900       12,244
                                               --------         --------      --------      --------     --------
Net interest income                              24,138           14,258        11,617        10,353       10,249
Provision for loan losses                           564              160           170           450          201
                                               --------         --------      --------      --------     --------
Net interest income after provision for
loan losses                                      23,574           14,098        11,447         9,903       10,048
Service charges and other fees                    3,043            2,219         1,870         1,817        1,448
Gain on sales of loans                              140              309           110           701          437
Other non-interest income (loss)                    144             (435)         (121)          135          123
                                               --------         --------      --------      --------     --------

Total non-interest income                         3,327            2,093         1,859         2,653        2,008
Total non-interest expense (2)                   21,843           10,651         8,999         7,885        7,566
                                               --------         --------      --------      --------     --------
Income before federal income tax expense
and cumulative effect of change in
accounting principle                              5,058            5,540         4,307         4,671        4,490
Income tax expense                                1,964            1,911         1,308         1,550        1,460
                                               --------         --------      --------      --------     --------
Income before cumulative effect of change
accounting principle                              3,094            3,629         2,999         3,121        3,030
Cumulative effect of change in
accounting principle                                 --               --            --          (183)          --
                                               --------         --------      --------      --------     --------
Net income                                     $  3,094         $  3,629      $  2,999      $  2,938     $  3,030
                                               ========         ========      ========      ========     ========
Earnings per common and common equivalent
share (3)                                          $.60             $.69          $.25           N/A          N/A
                                                   ====             ====          ====           ===          ===
Cash dividends declared per common share           $.34             $.31          $.07           N/A          N/A
                                                   ====             ====          ====           ===          ===

-----------
(1) Significant variation form prior years due primarily to the acquisition of AmeriBank, FSB, in February 1996 (see Note 2 of the Notes to the Consolidated Financial Statements).
(2) Non-interest expense for 1996 includes the one-time SAIF assessment of $3.5 million (see Note 17 of the Notes to the Consolidated Financial Statements).
(3) Weighted average common and common equivalent shares outstanding for 1996, 1995, and 1994 were 5,168,696, 5,255,687, and 5,223,361, respectively.


                                                                            December 31,
                                                 ----------------------------------------------------------------
                                                   1996          1995          1994           1993         1992
                                                 --------      --------      --------       --------     --------
Selected Financial Ratios and Other Data:
Performance Ratios:
  Return on assets                                   .41%         1.08%         1.03%         1.11%         1.15%
    SAIF adjusted (2)                                .72
  Average interest rate spread during period        3.08          3.31          3.53          3.76          3.69
  Net interest margin (1)                           3.50          4.44          4.17          4.16          4.10
  Ratio of operating expense to average total
    assets                                          3.06          3.16          3.14          2.97          2.86
    SAIF adjusted (2)                               2.56
  Efficiency (3)                                   79.56         65.14         66.78         60.63         61.73
    SAIF adjusted (2)                              66.75
  Return on equity                                  3.93          4.62          6.38         11.65         13.66
    SAIF adjusted (2)                               6.83

Quality Ratios:
  Non-performing assets to total assets
    at end of period                                0.36          0.76          0.36          0.29          0.38
  Allowance for loan losses to non-performing
    loans                                         109.89         51.38        109.78        186.28         60.17
  Allowance for loan losses to total loans
    receivable, net                                 0.44          0.45          0.48          0.45          0.23

Capital Ratios:
  Equity to total assets at end of period           9.07         21.48         23.92          9.95          8.72
  Average equity to average assets                  9.09         22.62         16.15          9.50          8.39
  Ratio of average interest-earning assets
    to average interest-bearing liabilities         1.10x         1.32x         1.19x         1.10x         1.08x
Number of full service offices                     26            13            13            10             9


------------
(1) Net interest income divided by average interest-earning assets.
(2) Indicated ratios have been revised to remove the impact of the one-time SAIF assessment of $3.5 million expensed in 1996 (see Note 17 of the Notes to Consolidated Financial Statements).
(3) Ratio of non-interest expense to the total of net interest income before provision for loan losses and non-interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of Ottawa Financial Corporation ("Corporation") and its wholly-owned subsidiary, AmeriBank, formerly Ottawa Savings Bank, FSB. During the third quarter of 1996, the Bank's name was changed from Ottawa Savings Bank, FSB ("OSB") to AmeriBank ("Bank").

GENERAL

        The most significant event of 1996 was the acquisition of AmeriBank, Federal Savings Bank ("AFSB"). Through the acquisition of AFSB, the Corporation was able to leverage a significant portion of the excess capital it obtained in its conversion from a mutual to a stock association in 1994. By improving its leveraging, the Corporation is now more able to provide improved return on its equity, and as such, further enhance shareholder value. The acquisition was closed on February 13, 1996, therefore the financial results reflect the consolidation of financial information since that date. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding the acquisition.

        In addition to the growth through acquisition, the Corporation experienced rapid internal growth during 1996. The internal growth has also provided better leveraging of capital. Consistent with its objectives, the Corporation intends to continue this growth, however, at a reduced pace from the 1996 rate to continue to allow organized absorption of the growth.

        The Corporation, through its subsidiary, now serves Western Michigan through 26 retail banking offices. With the acquisition of AFSB, 13 retail banking offices were added in the West Michigan area. The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in first mortgages on owner-occupied one-to four-family residences and, to a lesser extent, non-owner occupied one-to four-family residential, construction, commercial, multi-family real estate and consumer loans.


FINANCIAL CONDITION

        The Corporation's total assets increased to $848.3 million at December 31, 1996 from $370.3 million at the same date in 1995. Of this increase, $356.8 million relates to assets acquired in the purchase of AFSB. The remaining portion of the increase in assets of approximately $121.2 million was generated primarily through internal loan portfolio growth.

        Securities decreased slightly to $62.9 million at December 31, 1996 from $64.8 million at December 31, 1995. In the acquisition of AFSB, $42.6 million in securities were acquired; however, a significant portion of the Corporation's securities were used to fund the acquisition. The remaining decline in securities was due to run-off through call and maturity which was not replenished in securities, but instead was used to fund loan portfolio growth.

        Net loans receivable increased to $715.6 million at December 31, 1996, from $276.5 million at December 31, 1995. The increase was due primarily to acquiring $294.7 million in loans in the AFSB acquisition. AFSB's loan portfolio contained more consumer and commercial loans as a percent of total when compared to OSB's. The mix of AFSB's portfolio was as follows at the time of acquisition:

                                    % of Total
                                    ----------
First Mortgage Loans                    75%
Consumer (including Home Equity)        17
Commercial                               8
                                       ---
  Total                                100%

        OSB had approximately 91% of its portfolio in first mortgage loans at the time of acquisition.

        Loan growth of $144.4 million has occurred subsequent to the AFSB acquisition through December 31, 1996. Most of this growth was in new originations of one-to-four family first mortgage loans. Loan demand in the Bank's market area was strong and experienced rapid growth in the past year. The Bank was well-positioned with its loan products to capitalize on this demand. The growth was achieved while maintaining rates consistent with competitors. Further, credit quality standards remained consistent with prior years.

        The purchase method of accounting was used to record the acquisition of AFSB. In connection with the acquisition, intangible assets, including goodwill in the amount of $14.1 million and core deposit intangible in the amount of $2.5 million, were recorded on the Consolidated Balance Sheet (see Note 2 of the Notes to Consolidated Financial Statements).

        Deposits increased to $622.5 million at December 31, 1996 from $243.2 million at December 31, 1995. The increase was due primarily to the $333.0 million in deposits obtained in the AFSB acquisition. The mix of deposits acquired from AFSB was as follows:

                                    % of Total
                                    ----------
Non-Interest Bearing                       3%
NOW Accounts and MMDAs                    28
Savings                                    5
Certificates of Deposit                   64
                                         ---
  Total                                  100%

        Deposit growth of $46.3 million has occurred subsequent to the AFSB acquisition through December 31, 1996. Approximately two-thirds of this internal growth has been in Certificates of Deposit and one-third in money market demand accounts, all within the Bank's market area. Most of the Certificate of Deposit growth was generated through a special 10 to 24 month product. Aggressive advertising and the strong local economy have also contributed to the growth in deposits.

        Federal Home Loan Bank ("FHLB") advances increased $95.9 million to $139.2 million at December 31, 1996. The proceeds of these advances, as well as the internal deposit growth discussed above, have been used to fund the loan portfolio growth.

        The primary change in total shareholders' equity related to additional repurchases of the Corporation's outstanding shares of common stock. During 1996, 476,866 shares were repurchased at an average price of $16.33 per share. In December 1996, the Corporation received approval to repurchase an additional 5% (258,964 shares) of its outstanding shares of stock. Through March 10, 1997, 132,800 of the shares had been repurchased at an average price of $17.22 per share. Management believes that stock buy back is an important part of capital management and will continue to do so as long as it is deemed to be accretive to the Corporation's financial performance and does not jeopardize safe and sound capital levels.

RESULTS OF OPERATIONS

        Comparison of 1996 to 1995

        Net income. Net income for 1996 was $3.1 million, compared to $3.6 million for 1995. The results of operations include the impact of AFSB since the close of the acquisition on February 13, 1996. The acquisition resulted in significant earnings growth, however, the increase was more than offset by the one-time SAIF assessment of $3.5 million (discussed below in Non Interest Expense) to cause the overall decrease in net income. Net income, without the SAIF assessment, would have been $5.4 million for 1996, an increase of $1.8 million over 1995.

        Additionally, the net effect of the amortization of the purchase accounting adjustments and goodwill that was generated in the acquisition of AFSB has had a small positive impact on the net income for the year ended December 31, 1996. The most significant purchase accounting adjustment relates to deposits, for which an increase in value of approximately $3.9 million was recorded. This adjustment is being amortized over approximately 4.5 years, resulting in a positive impact to income through the year 2000. Offsetting this positive impact to income is the amortization of the other purchase accounting adjustments which are being amortized over various periods, and the amortization of goodwill which is being amortized using the straight-line method over a period of 15 years. The net overall effect was an increase to income, after taxes, during 1996 and will be a decrease to income, after taxes, thereafter. The increase to net income for 1996 was $39,000 and the decrease to net income for 1997 will be approximately $98,000.

        Earnings per share ("EPS") for 1996 was $.60 compared to $.69 for the prior year. If the effect of the one-time SAIF assessment was removed from earnings, EPS would have been $1.05 for 1996. Further, the stock buy back activity discussed above has had a positive impact on EPS.

        In addition to the earnings per share information typically disclosed, the Corporation now is providing "cash" or "tangible" earnings per share. Due to significant differences in methods of accounting for business combinations, the concept of cash earnings per share provides comparability between companies using different methods. Amortization of goodwill and core deposit intangibles, which are non-cash components of net income, are added back to earnings in computing cash earnings per share. Further, Employee Stock Ownership Plan ("ESOP") and Management Recognition Plan ("MRP") expenses are added back as these items also do not involve actual current period cash outflow. Cash earnings per share also serves as an alternative measure for determining the rate of growth in regulatory (tangible) capital. Since the amortization of goodwill, core deposit intangibles, ESOP and MRP does not reduce tangible capital, these items are added back to earnings in evaluating tangible capital growth. The Corporation's "cash" or "tangible" earnings per share under this method was $.75 for the year ended December 31, 1996, compared to $.60 for the same period under generally accepted accounting principles. The calculations of cash earnings per share were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share.

        Net Interest Income. The Corporation's net income is primarily dependent upon net interest income. Net interest income is a function of the difference ("margin") between the average yield earned on loans and investment securities and the average rate paid on deposits and other borrowings, as well as relative amounts of such assets and liabilities. The interest margin is affected by economic and competitive factors that influence interest rates, loan demand and deposit flows.

        Net interest income increased $10.0 million on a tax equivalent basis for the year ended December 31, 1996 as compared to 1995, reflecting increased income as a result of the acquisition of AFSB and internal growth, partially offset by increased interest expense on deposits and borrowings as a result of increases in balances and the cost associated with such liabilities since the acquisition. The net interest margin decreased from 4.44% for the year ended December 31, 1995 to 3.50% for the year ended December 31, 1996. The reduction in net interest margin was primarily the result of the liquidation of interest-earning securities to fund the acquisition of AFSB and the lower net interest margin of the AFSB portfolio, which had a net interest margin of 2.62% at December 31, 1995. The acquisition of AFSB decreased the percentage of total average interest-earning assets to total average interest-bearing liabilities to 110% at December 31, 1996 from 132% at December 31, 1995. This decrease also contributed to the decline in net interest margin.

        Management's strategy during 1997 will be to shift the Bank's loan portfolio mix to increase its percentage of higher yielding commercial and consumer loans in relation to the Bank's total loan portfolio. It is anticipated that this shift will have a positive impact on net interest margin. However, most of the growth on the liability side of the balance sheet has been in higher cost deposits and in FHLB advances. This has had a decreasing effect on net interest margin. Management intends to slow loan growth from its rapid 1996 rate, thereby reducing funding pressure. This may allow the pay-down of some of the FHLB advances which could have a positive impact on net interest margin.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

        The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are monthly average balances.

                                                                         Year Ended December 31,
                                ---------------------------------------------------------------------------------------------------
                                                1996                              1995                              1994
                                --------------------------------   -------------------------------  -------------------------------
                                  AVERAGE     INTEREST               AVERAGE    INTEREST               AVERAGE    INTEREST
                                OUTSTANDING    EARNED/   YIELD/    OUTSTANDING   EARNED/   YIELD/    OUTSTANDING   EARNED/   YIELD/
                                  BALANCE       PAID      RATE       BALANCE      PAID      RATE       BALANCE      PAID      RATE
                                ---------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Interest-Earning Assets:
  Loans receivable (1)(2)        $605,563     $49,036     8.10%     $249,742    $20,827     8.35%     $218,737     $17,484    7.99%
  Securities (2)                   75,850       5,037     6.64        64,320      4,259     6.56        49,495       2,781    5.53
  Other interest-earning
    assets                         11,378         733     6.44         6,631        493     7.43        10,393         534    5.13
                                 --------     -------               --------    -------               --------     -------
    Total interest-earning
      assets(1)                   692,791      54,806     7.91       320,693     25,579     7.96       278,625      20,799    7.46

Interest-Bearing Liabilities:
  Demand and NOW deposits         127,574       4,518     3.54        44,641      1,169     2.62        46,817       1,109    2.37
  Savings deposits                 68,590       1,735     2.53        47,451      1,165     2.46        50,615       1,263    2.50
  Certificate accounts            341,795      18,803     5.50       132,349      7,705     5.82       118,376       5,694    4.81
  FHLB advances                    94,269       5,451     5.78        18,251      1,234     6.76        13,841         958    6.92
Other interest-bearing
  liabilities                         248          24     9.68           557         48     8.71         3,822         158    4.13
                                 --------     -------               --------    -------               --------     -------
    Total interest-bearing
      liabilities                 632,476      30,531     4.83       243,249     11,321     4.65       233,471       9,182    3.93
                                 --------     -------               --------    -------               --------     -------
Net interest income                           $24,275                           $14,258                            $11,617
                                              =======                           =======                            =======
Net interest rate spread                                  3.08%                             3.31%                             3.53%
                                                          ====                              ====                              ====
Net earning assets               $ 60,315                           $ 77,444                          $ 45,154
                                 ========                           ========                          ========
Net yield on average
  interest-earnings assets                                3.50%                             4.44%                             4.17%
                                                          ====                              ====                              ====
Average interest-earning
  assets to average interest-
  bearing liabilities               1.10x                                         1.32x                              1.19x
                                    =====                                         =====                              =====



------------
(1) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
(2) Tax-exempt interest on loans and securities has been converted to a fully-taxable equivalent basis.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

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

                                                            Year Ended December 31,
                                        -----------------------------------------------------------------
                                                 1996 vs. 1995                      1995 vs. 1994
                                        ------------------------------      ------------------------------
                                            Increase                            Increase
                                           (Decrease)                          (Decrease)
                                             Due to            Total             Due to            Total
                                        ---------------       Increase      ----------------      Increase
                                        Volume      Rate     (Decrease)     Volume      Rate     (Decrease)
                                        ------     -----     ----------     ------     -----     ----------
                                                             (Dollars in Thousands)

Interest-earning assets:
  Loans receivable                      $28,795    $(586)      $28,209      $2,560     $  782       $3,342
  Securities                                766       12           778         959        519        1,478
  Other interest-earnings assets            295      (55)          240        (232)       191          (41)
                                        -------    -----       -------      ------     ------       ------
    Total interest-earning assets        29,856     (629)       29,227       3,287      1,492        4,779

Interest-bearing liabilities:
  Demand and NOW deposits               $ 2,815    $ 534       $ 3,349      $  (53)    $  113       $   60
  Savings deposits                          534       36           570         (78)       (20)         (98)
  Certificate accounts                   11,498     (400)       11,098         722      1,288        2,010
  FHLB advances                           4,369     (152)        4,217         299        (23)         276
  Other Interest-bearing liabilities        (31)       7           (24)       (199)        89         (110)
                                        -------    -----       -------      ------     ------       ------
    Total interest-bearing liabilities   19,185       25        19,210         691      1,447        2,138
                                        -------    -----       -------      ------     ------       ------
Net interest income                     $10,671    $(604)      $10,017      $2,596     $   45       $2,641
                                        =======    =====       =======      ======     ======       ======

        Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision was $564,000 and $160,000 for 1996 and 1995, respectively. The increase in provision was primarily for the purpose of growing the allowance for loan loss balance to keep pace with loan growth. The ratio of allowance to total loans was .44% and .45% as of December 31, 1996, and 1995, respectively. Since most of the loan portfolio growth in 1996 was in one-to-four family residential mortgages, the risk profile of the Bank's portfolio did not change dramatically, therefore provisions to merely keep pace with loan growth were appropriate.

        The allowance is maintained by management at a level considered adequate to cover possible loans that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. Considering management's intention to grow commercial and consumer portfolios, increasing provisions will be appropriate in preparation for higher risk of loss with those portfolios compared to residential mortgages.

        Although the level of non-performing assets is considered in establishing the allowance for loan losses balance, variations in non-performing loans have not been meaningful based on the Company's past loss experience and, as such, have not had a significant impact on the overall level of the allowance for loan losses. Delinquent loans more than 90 days are put on non-accrual status unless they are adequately capitalized and in the process of collection.

        Although the Corporation maintains its allowance for loan losses at a level which it considered to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Corporation's determination as to the amount of its allowance for loan losses is subject to review by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC") as part of their examination process, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination.

        Non Interest Income. Non interest income for 1996 was $3.3 million compared to $2.1 million for 1995. The overall increase was primarily due to the contribution to non-interest income from the acquisition of AFSB. AFSB's non-interest income was generally lower than OSB's due to the composition of AFSB's deposit portfolio for generating service charge income. As such, deposit service charges did not increase at a ratio consistent with the increase in deposits from acquisition.

        Non Interest Expense. Non interest expense increased from $10.7 million for 1995 to $21.8 million for 1996. The increase in non-interest expense was due to the one-time SAIF assessment, the addition of non-interest expenses of AFSB, an increase in compensation and benefit expenses primarily related to the ESOP and the MRP, amortization of acquisition intangibles of $1.1 million, and general increases in other expenses. There was very little overlap of market areas served by AFSB versus OSB. As such, the opportunity for merger related cost savings was limited. However, the advantage of a contiguous market merger is the opportunity for growth in the respective markets, which the Bank has already begun to achieve.

        Legislation was signed into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund, requiring the Bank to pay a one-time special assessment of $3.5 million. Effective January 1, 1997, however, the Bank expects to realize annual cost savings of approximately $1 million per year, pre-tax, as a result of reduced deposit insurance premiums.

        The one-time special SAIF assessment significantly affected the Corporation's efficiency ratio. This ratio for the year ended December 31, 1996 was 79.56%. After removing the impact of the SAIF assessment, the efficiency ratio for the same period was 66.75%. Consistent with the concept of "cash earnings per share," if the non-cash item goodwill amortization was removed from non-interest expense, SAIF and goodwill adjusted efficiency would be 62.82% for the year ended December 31, 1996, showing improvement over the prior year ratio of 65.14% computed on the same basis.

        The Corporation underwent an electronic data processing ("EDP") conversion in 1996. The new EDP system is more technologically advanced, thereby positioning the Corporation to better meet the needs of its customers. In addition, the Corporation anticipates an annual EDP cost savings of approximately $250,000, pre-tax, as a result of reduced contracted services.

        The EDP conversion itself required substantial outside consulting services. A portion of the increase in professional services from 1996 to 1995 relates to the support required in the EDP conversion. The outside consulting cost for the conversion is a non-recurring expense.

        Income Tax Expense. Income tax expense for 1996 was $2.0 million compared to $1.9 million for 1995. The effective tax rate for 1996 was 38.8% compared to 34.5% for 1995. The primary reason for the increase in effective rate was due to the amortization of goodwill, which is not deductible for tax purposes. The level of the effective tax rate for 1996 is expected to be indicative of the rate for future years as goodwill amortization is occurring evenly over a 15 year period.

        Comparison of 1995 to 1994

        Net Income. Net income for 1995 was $3.6 million, compared to $3.0 million for 1994. While the overall results of operations increased during the two-period, the components of income varied significantly from year to year.

        Net Interest Income. Net interest income for OSB for 1995 was $14.3 million, compared to $11.6 million in 1994. Interest on loans increased in 1995 by $3.3 million due primarily to an increase in the loan portfolio of $45.7 million at slightly higher yields. Correspondingly, interest on securities increased $1.5 million primarily due to earnings on additional securities acquired with the proceeds from the Corporation's initial public offering in August 1994. See Note 3 of the Notes to Consolidated Financial Statements. Interest expense on deposits increased by $1.9 million, primarily due to a $14.0 million increase in the average balance of certificates of deposit outstanding coupled with a 101 basis point increase in the rate paid on such accounts. Interest expense on FHLB advances also increased slightly due to a $29.6 million increase in borrowings, which occurred near year-end and were obtained at relatively attractive interest rates. These borrowings were acquired to fund strong loan demand and in anticipation of cash needed for the AFSB acquisition.

        Net interest income was the principal source of earnings for AFSB. Net interest income was $8.7 million for the year ended in 1995 compared to $7.7 million for the same period in 1994. Although AFSB experience asset growth during 1995, AFSB's margin expressed as a percentage or spread between interest-earning assets and interest-bearing liabilities narrowed because of repricing delays on AFSB's interest-earning assets. AFSB's net interest margin as of December 31, 1995, was 2.74% compared to the net interest margin of OSB as of December 31, 1995 of 4.44%.

        Provision for Loan Losses. The provision was $160,000 and $170,000 for 1995 and 1994, respectively. The Corporation's non-performing assets, consisting of loans 90 days or more delinquent and foreclosed assets, were $2.7 million and $1.2 million at December 31, 1995 and 1994, respectively. This increase was generally the result of increases in past due loans.

        During the second half of 1995, the Corporation began to increase its provision for loan losses to reflect the Corporation's increased emphasis on higher risk consumer, construction and other non-residential lending and the increase in non-performing loans primarily due to the addition of multiple loans to a single borrower secured by four multi-family residential buildings and 22 individual loans on condominium units. Due to the uncertainty of this borrower's continued ability to make payments and the number of properties in a concentrated market area, the Bank classified these loans as substandard and identified them as impaired under Statements of Financial Accounting Standards No. 114 and No. 118. The portion of allowance for loan losses allocated to impaired loans was $355,000 at December 31, 1995. Subsequent to this date, these loans were placed on a non-accrual status. At December 31, 1995, the Corporation's allowance for loan losses totaled $1.3 million or .45% of net loans receivable and 51.4% of total non-performing loans.

        Non-Interest Income. Non-interest income for 1995 was $2.1 million compared to $1.9 million in 1994. The increase in non-interest income was primarily due to an increase in service charges and other fees of $351,000 and a $238,000 gain on the sale of the Corporation's $7.0 million student loan portfolio. These increases were partially offset by a recognized loss on securities available for sale of $398,000 in 1995 compared to a loss of $150,000 in 1994. These charges were for other than temporary losses related to certain mutual fund investments. The recognized losses associated with the mutual fund investments were recorded without a corresponding tax benefit, since such losses are capital in nature and can only be offset by capital gains. During the year, the Corporation significantly reduced the level of investments in these types of securities from which these losses and charges arose.

        Non-Interest Expense. Non-interest expense for 1995 was $10.7 million compared to $9.0 million in 1994. This increase in expense was primarily a result of increased compensation, benefits, occupancy and other expenses. The Corporation incurred compensation expense of $691,000 in 1995 compared to $491,000 in 1994 in connection with the Employee Stock Option Plan. The reason for the increase in these costs was the increase in the Corporation's common stock price associated with the shares committed to be released during 1995. In addition, $355,000 was charged to compensation expense in 1995 for the Management Recognition and Retention Plan which was approved by shareholders at the April 25, 1995 Annual Meeting. Compensation and occupancy expenses also grew in part due to the addition of two new offices in Grand haven and Kentwood, Michigan, which opened in the latter part of 1994.

        Income Tax Expense. Income tax expense for 1995 was $1.9 million compared to $1.3 million in 1994. The effective tax rate for the twelve month period ended December 31, 1995 was 34.5% compared to 30.4% in 1994. The increase in the effective tax rate was primarily the result of the realized loss and charge associated with mutual fund investments, which were recorded without a corresponding tax benefit, since such losses are capital in nature and can only be offset by capital gains. This increase was partially offset by the result of tax credits associated with an investment by the Company in a low-income housing project.

ASSET/LIABILITY MANAGEMENT

        The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities with short and intermediate-term maturities reprice more rapidly, or on a different basis, than its interest-earning assets. Management of the Bank believes it is important to manage the relationship between interest rates and the effect on the Bank's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Management of the Bank's assets and liabilities is done within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

        OTS regulations provide a NPV approach to the quantification of interest rate risk. Under OTS regulations, an institution's "normal" level of interest rate risk, in the event of an assumed change in interest rate, is a decrease in the institution's NPV in an amount not exceeding two percent of the present value of its assets. Thrift institutions with greater than normal interest rate exposure, as defined above, must take a deduction from their total capital available to meet their risk based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro-forma decrease in NPV) and (b) its normal level of exposure which is two percent of the present value of its assets. The regulation, however, will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. At December 31, 1996, a change in interest rates of positive 200 basis points would have resulted in a 1.59% decrease in the net portfolio value as a percent of the present value of the Bank's assets, while a change in the interest rates of negative 200 basis points would have increased the net portfolio value. Utilizing this measurement concept, at December 31, 1996, the Bank's interest rate risk was considered "normal" under the OTS regulations and no additional risk-based capital would be required.

        Presented below, as of December 31, 1996, 1995 and 1994, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and compared to Board policy limits and in accordance with OTS regulations. Such limits have been established by the Board with consideration of the dollar impact of various rate changes and the Bank's capital position. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. The value of the Bank's deposits and borrowings changes in approximately the same proportion in rising or falling rate scenarios.


                                        December 31, 1996            December 31, 1995           December 31, 1994
                                      ---------------------        ----------------------       -----------------------
  Change in
Interest Rate       Board Limit       $ Change     % Change        $ Change     % Change         $ Change     % Change
(Basis Points)       % Change          in NPV       in NPV          in NPV       in NPV           in NPV       in NPV
--------------      -----------       ---------    ---------       ---------    ---------        ---------    ---------
                                                        (Dollars in Thousands)
    +300               -40%            -$22,812      -34%            -$6,531      -12%            -$8,670      -16%
    +200               -35              -13,427      -20              -3,479       -6              -5,419      -10
    +100               -30               -5,602       -8              -1,184       -2              -2,428       -5
     -0-                --                   --       --                  --       --                  --       --
    -100               -10                3,668        5                 420        1               1,639        3
    -200               -15                5,915        9                 103       --               1,956        4
    -300               -20                8,367       12                 717        1               1,160        2


        The acquisition of AFSB caused an increase in the percent change in NPV at each level of basis point shift, both up and down. Part of this increase in interest rate risk is due to AFSB's higher exposure to interest rate risk. As of December 31, 1995, AFSB experienced a negative 20% change in NPV for a 200 basis point increase in interest rates and a positive 16% change in NPV with a decline of 200 basis points in interest rates. In addition, the potential percent change in NPV would naturally increase post-acquisition as the total asset base has more than doubled, whereas the net portfolio value has remained at approximately the same level, both pre and post acquisition.

        To a lesser extent, another factor contributing to the increased exposure to interest rate risk is the significant increase in, and balance of, variable rate short-term advances. Approximately $51 million of the FHLB advances were at variable rates as of December 31, 1996, compared to $5 million at December 31, 1995. A significant portion of the variable rate advances have been refinanced in 1997 to longer term fixed rate products as the rate differences between fixed and variable were favorable, in addition to achieving a better matching of repricing terms between assets and liabilities.

        Management works to achieve a more neutral position regarding interest rate risk. Significant effort has been made to reduce the duration and average life of the Bank's interest-earnings assets. As of December 31, 1996, 66% of the Bank's gross loan portfolio consisted of loans which reprice during the life of the loan. This excludes the Bank's portfolio of call option loans, which afford the Bank the opportunity to renegotiate the interest rate and other terms of the loan during its life. The Bank continues to emphasize adjustable rate mortgages and is attempting to grow its consumer and commercial portfolios which are shorter term in nature than the mortgage portfolio.

        On the deposit side, management has attempted to reduce the impact of interest rate changes by emphasizing non-interest bearing products and longer term certificates of deposit.

        As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

LIQUIDITY AND CAPITAL RESOURCES

        The Bank is required to maintain minimum levels of liquid assets as defined by the regulators. This requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 5.00%. The Bank's general objective for liquidity is to be above 8.00%. Although the Bank's liquidity ratio does fluctuate, the Bank has consistently maintained liquidity in excess of its required and targeted levels. The Bank's liquidity ratio at December 31, 1996 was 8.40%. The Bank's principal source of funds are deposits, principal and interest payments on loans, sale of loans, maturities of securities, securities available for sale and borrowings, primarily FHLB advances. The Bank has classified all of the securities held in portfolio as available for sale, thereby increasing the Bank's flexibility with respect to such securities. While scheduled loan repayments are maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

        Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of expected loan demand, expected deposit flows, FHLB advances, yield available on interest-earning deposits and investment securities, and the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits of the FHLB of Indianapolis. Other investments include U.S. Treasury and federal agency securities, collateralized mortgage obligations, mortgage and other asset-backed securities, municipal bonds and corporate debt securities.

        Advances from the FHLB of Indianapolis increased $95.9 million from December 31, 1995 and December 31, 1996. This increase in Federal Home Loan Bank advances was used primarily to fund loan growth. These advances have been a primary source of liquidity. A substantial portion of these advances will come due in 1997. The Corporation may choose to renew or pay off these advances depending upon its liquidity needs at the time.

        The Corporation intends to slow overall asset growth in 1997 from the rapid rate of growth in 1996 post-acquisition. Management also intends to begin selling more of its current production of mortgage loans into the secondary market, thereby reducing pressure on funding and liquidity sources while still meeting customer's needs.

        The Corporation also has a need for, and sources of, liquidity. The Bank can pay dividends to the Corporation, subject to certain regulatory constraints (see Note 13 of the Notes to Consolidated Financial Statements). The Corporation has $6.2 million of securities available for sale as an additional source of liquidity. The Corporation has modest operating costs and the dividends paid on common stock are discretionary.

        The Bank is subject to three capital to asset requirements in accordances with OTS regulations. See Note 13 of the Notes to Consolidated Financial Statements for information on the Bank's capital requirements.

ACCOUNTING AND REGULATORY STANDARDS

        For accounting standards, see "Issued, But Not Yet Adopted Accounting Standards" in Note 1 of the Notes to Consolidated Financial Statements.


               *************************************************


        When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "product" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical performance and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation's wishes to advise readers that the factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Corporation does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          OTTAWA FINANCIAL CORPORATION

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                           December 31, 1996 and 1995




                                  Section II

                          OTTAWA FINANCIAL CORPORATION
                               Holland, Michigan







                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








    REPORT OF INDEPENDENT AUDITORS ..................................   II-2


    CONSOLIDATED FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS - December 31, 1996 and 1995 ......   II-3

      CONSOLIDATED STATEMENTS OF INCOME for the
       years ended December 31, 1996, 1995 and 1994 .................   II-4

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
       EQUITY for the years ended December 31, 1996, 1995 and 1994 ..   II-5

      CONSOLIDATED STATEMENTS OF CASH FLOWS for
       the years ended December 31, 1996, 1995 and 1994 .............   II-8

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ....................  II-10

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Ottawa Financial Corporation
Holland, Michigan


We have audited the accompanying consolidated balance sheets of Ottawa Financial Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ottawa Financial Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                 Crowe, Chizek and Company LLP

Grand Rapids, Michigan
March 10, 1997

                          OTTAWA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995



                                                                     1996          1995
                                                                 ------------  ------------
ASSETS
   Cash and due from financial institutions                       $20,253,153   $11,422,266
   Interest-bearing demand deposits in other
    financial institutions                                          2,547,943     4,445,521
                                                                 ------------  ------------
       Total cash and cash equivalents                             22,801,096    15,867,787
   Securities available for sale (Note 4)                          62,906,089    64,763,730
   Loans receivable, net of allowance for loan losses of
    $3,128,605 in 1996 and $1,250,727 in 1995
    (Notes 5, 6, 7 and 10)                                        715,550,668   276,456,500
   Federal Home Loan Bank stock (Note 10)                           6,958,225     2,162,100
   Accrued interest receivable
       Loans                                                        3,893,220     1,895,933
       Securities                                                     797,827       736,000
   Premises and equipment, net (Note 8)                            14,533,545     5,636,478
   Real estate owned and real estate in judgment                       37,767       366,262
   Acquisition intangibles (Note 2)                                15,473,518
   Other assets                                                     5,353,640     2,420,372
                                                                 ------------  ------------
       Total assets                                              $848,305,595  $370,305,162
                                                                 ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits (Note 9)                                             $622,491,701  $243,219,523
   Federal funds purchased                                          2,000,000
   Federal Home Loan Bank advances (Note 10)                      139,169,897    43,240,532
   Advances from borrowers for taxes or insurance                     270,319       252,599
   Accrued expenses and other liabilities                           7,457,728     4,032,491
                                                                 ------------  ------------
       Total liabilities                                          771,389,645   290,745,145

Commitments and contingent liabilities (Notes 11 and 12)

Shareholders' equity (Notes 13, 14, 15 and 18)
   Preferred stock, $.01 par value:  5,000,000 shares
    authorized, none outstanding (Note 1)
   Common stock, $.01 par value:  10,000,000 shares
    authorized; 5,962,534 and 5,821,838 issued
    at December 31, 1996 and 1995                                      59,625        58,218
   Additional paid-in capital                                      61,048,978    57,662,412
   Retained earnings, substantially restricted                     32,671,739    31,276,876
   Net unrealized gain (loss) on securities available for sale, net of tax of $40,713 and $(201,195) for December 31,
    1996 and 1995, respectively                                       (79,032)      390,556
   Employee Stock Ownership Plan (ESOP)
    (unallocated shares)                                           (2,806,280)   (3,302,352)
   Management recognition and retention plan (MRP)
    (unearned shares)                                              (1,977,393)   (2,311,137)
   Less cost of common stock in treasury - 782,866 and 306,000
    shares at December 31, 1996 and 1995, respectively            (12,001,687)   (4,214,556)
                                                                 ------------  ------------
       Total shareholders' equity                                  76,915,950    79,560,017
                                                                 ------------  ------------

          Total liabilities and shareholders' equity             $848,305,595  $370,305,162
                                                                 ============  ============



          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                        December 31, 1996, 1995 and 1994



                                                    1996         1995         1994
                                                 -----------  -----------  -----------
Interest income
  Loans                                          $48,991,441  $20,827,214  $17,484,236
  Securities                                       4,945,019    4,258,825    2,781,077
  Other                                              732,945      492,681      534,009
                                                 -----------  -----------  -----------
                                                  54,669,405   25,578,720   20,799,322
Interest expense
  Deposits                                        25,055,820   10,038,434    8,065,451
  Federal Home Loan Bank advances                  5,451,067    1,234,196      957,778
  Other                                               24,403       48,499      159,007
                                                 -----------  -----------  -----------
                                                  30,531,290   11,321,129    9,182,236
                                                 -----------  -----------  -----------

NET INTEREST INCOME                               24,138,115   14,257,591   11,617,086

Provision for loan losses (Note 6)                   563,793      160,000      170,000
                                                 -----------  -----------  -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  23,574,322   14,097,591   11,447,086

Noninterest income
  Service charges and other fees                   2,755,490    2,047,458    1,696,242
  Mortgage servicing fees (Note 7)                   287,257      171,650      173,442
  Gain on sale of mortgage loans (Note 7)            140,195       71,314      110,322
  Gain on sale of student loans                                   237,828
  Gain (loss) on sale of real estate owned           (14,049)                   24,155
  Gain (loss) on securities (Note 4)                   5,271     (398,125)    (150,000)
  Other                                              152,921      (37,053)       4,776
                                                 -----------  -----------  -----------
                                                   3,327,085    2,093,072    1,858,937
Noninterest expense
  Compensation and benefits (Notes 15 and 16)      8,944,963    5,438,583    4,516,065
  Occupancy                                        1,112,254      688,427      592,089
  Furniture, fixtures and equipment                  780,543      595,823      523,896
  Advertising                                        364,198      148,275      139,882
  FDIC deposit insurance premium                   1,235,470      533,664      507,224
  SAIF assessment (Note 17)                        3,509,982
  State single business tax                          337,876      222,000      206,000
  Data processing                                    938,665      603,967      535,844
  Deposit account ancillary                          489,310      657,534      579,256
  Professional services                              697,226      191,281       75,375
  Acquisition intangibles amortization (Note 2)    1,080,995
  Other                                            2,352,311    1,571,390    1,323,826
                                                 -----------  -----------  -----------
                                                  21,843,793   10,650,944    8,999,457
                                                 -----------  -----------  -----------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE           5,057,614    5,539,719    4,306,566

Federal income tax expense (Note 18)               1,963,865    1,911,086    1,307,500
                                                 -----------  -----------  -----------

NET INCOME                                       $ 3,093,749  $ 3,628,633  $ 2,999,066
                                                 ===========  ===========  ===========
Earnings per common and common
 equivalent share (Note 1)                       $       .60  $       .69  $       .25
                                                 ===========  ===========  ===========
Weighted average common and common
 equivalent shares outstanding (Note 1)            5,168,696    5,255,687    5,223,361
                                                 ===========  ===========  ===========



          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994

                                                                       Net Unrealized
                                                                        Gain (Loss)
                                                                       on Securities
                                             Additional                  Available     Unallocated
                                    Common     Paid-in     Retained      for Sale,         ESOP       Unearned   Treasury
                                     Stock     Capital     Earnings      Net of Tax       Shares     MRP Shares   Stock
                                    -------  -----------  -----------  --------------  ------------  ----------  --------

BALANCE - JANUARY 1, 1994                                 $26,616,272       $(88,857)

Net income for the year ended
 December 31, 1994                                          2,999,066

Sale of 5,620,625 shares of
 common stock, net of conversion
 costs (Notes 3 and 15)             $56,206  $54,735,039                               $(4,222,050)

42,220 shares committed to be
 released under employee stock
 ownership plan                                   69,093                                   422,205

Cash dividends - $.07 per share                             (366,849)

Change in net unrealized loss
 on securities available for sale,
 net of tax of $407,296                                                   (1,626,747)
                                    -------  -----------  -----------   -------------  ------------

BALANCE - DECEMBER 31, 1994          56,206   54,804,132   29,248,489     (1,715,604)   (3,799,845)





                                         Total
                                     Shareholders'
                                        Equity
                                     -------------

BALANCE - JANUARY 1, 1994              $26,527,415

Net income for the year ended
 December 31, 1994                       2,999,066

Sale of 5,620,625 shares of
 common stock, net of conversion
 costs (Notes 3 and 15)                 50,569,195

42,220 shares committed to be
 released under employee stock
 ownership plan                            491,298

Cash dividends - $.07 per share           (366,849)

Change in net unrealized loss
 on securities available for sale,
 net of tax of $407,296                 (1,626,747)
                                       -----------

BALANCE - DECEMBER 31, 1994             78,593,378




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994





                                                                   Net Unrealized
                                                                    Gain (Loss)
                                                                   on Securities
                                          Additional                 Available     Unallocated
                                  Common   Paid-in     Retained      for Sale,        ESOP        Unearned      Treasury
                                  Stock    Capital     Earnings      Net of Tax      Shares      MRP Shares      Stock
                                  ------  ----------  -----------  --------------  -----------  ------------  ------------

Net income for the year ended
 December 31, 1995                                     $3,628,633

49,749 shares committed to be
 released under employee stock
 ownership plan                            $ 193,685                                 $ 497,493

Issuance of 201,213 shares of
 common stock for management
 recognition plan                 $2,012   2,664,595                                            $(2,666,607)

Shares earned under management
 recognition and retention plan                                                                     355,470

Acquisition of 306,000 treasury
 shares, at cost (Note 14)                                                                                    $(4,214,556)

Cash dividend - $.31 per share                         (1,600,246)

Change in unrealized gain (loss)
 on securities available for
 sale, net of tax of ($653,844)                                        $2,106,160
                                  ------  ----------  -----------  --------------  -----------  ------------  ------------


BALANCE - DECEMBER 31, 1995       58,218  57,662,412   31,276,876         390,556   (3,302,352)  (2,311,137)   (4,214,556)






                                       Total
                                   Shareholders'
                                      Equity
                                   -------------

Net income for the year ended
 December 31, 1995                  $  3,628,633

49,749 shares committed to be
 released under employee stock
 ownership plan                          691,178

Issuance of 201,213 shares of
 common stock for management
 recognition plan

Shares earned under management
 recognition and retention plan          355,470

Acquisition of 306,000 treasury
 shares, at cost (Note 14)            (4,214,556)

Cash dividend - $.31 per share        (1,600,246)

Change in unrealized gain (loss)
 on securities available for
 sale, net of tax of ($653,844)        2,106,160
                                   -------------


BALANCE - DECEMBER 31, 1995           79,560,017




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994





                                                                         Net Unrealized
                                                                          Gain (Loss)
                                                                         on Securities
                                                Additional                 Available     Unallocated
                                        Common   Paid-in     Retained      for Sale,        ESOP       Unearned     Treasury
                                        Stock    Capital     Earnings      Net of Tax      Shares     MRP Shares     Stock
                                        ------  ----------  -----------  --------------  -----------  ----------  ------------
Net income for the year ended
 December 31, 1996                                          $ 3,093,749

Cost of warrants and options related
 to the acquisition of AmeriBank               $ 2,306,266

125,696 shares issued upon
 exercise of stock options             $ 1,257     506,802

49,607 shares committed to be released
 under employee stock ownership plan               331,773                               $   496,072

Issuance of 15,000 shares of common
 stock for management recognition plan     150     241,725                                            $  (241,875)

Shares earned under management
 recognition and retention plan                                                                           575,619

Acquisition of 476,866 treasury
 shares, at cost (Note 14)                                                                                          $ (7,787,131)

Cash dividend - $.34 per share                               (1,698,886)

Change in unrealized gain (loss)
 on securities available for
 sale, net of tax of $(241,908)                                              $(469,588)
                                        ------ -----------  -----------  -------------   -----------  -----------   ------------

BALANCE - DECEMBER 31, 1996            $59,625 $61,048,978  $32,671,739      $ (79,032)  $(2,806,280) $(1,977,393)  $(12,001,687)
                                       ======= ===========  ===========  =============   ===========  ===========   ============



                                              Total
                                          Shareholders'
                                             Equity
                                          -------------
Net income for the year ended
 December 31, 1996                        $  3,093,749

Cost of warrants and options related
 to the acquisition of AmeriBank             2,306,266

125,696 shares issued upon
 exercise of stock options                     508,059

49,607 shares committed to be released
 under employee stock ownership plan           827,845

Issuance of 15,000 shares of common
 stock for management recognition plan

Shares earned under management
 recognition and retention plan                575,619

Acquisition of 476,866 treasury
 shares, at cost (Note 14)                  (7,787,131)

Cash dividend - $.34 per share              (1,698,886)

Change in unrealized gain (loss)
 on securities available for
 sale, net of tax of $(241,908)               (469,588)
                                          ------------

BALANCE - DECEMBER 31, 1996               $ 76,915,950
                                          ============





          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994



                                                      1996         1995           1994
                                                      ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                    $   3,093,749   $ 3,628,633   $ 2,999,066
   Adjustments to reconcile net income
    to net cash from operating activities
      Depreciation                                     844,296       444,914       429,451
      Net amortization of security premiums
       and discounts                                   332,241        (6,689)      105,442
      Amortization of intangible assets              1,080,995
      Provision for loan losses                        563,793       160,000       170,000
      (Gain) loss on sales of real estate owned         14,049                     (24,155)
      Other than temporary loss on securities
       available for sale                                            267,190       150,000
      (Gain) loss on sales of securities                (5,271)      130,935
      Loss on limited partnership investment           112,360        66,709        37,503
      ESOP expense                                     827,845       691,178       491,298
      MRP expense                                      575,619       355,470
      Origination of loans for sale                 (9,833,000)   (4,706,676)   (7,301,921)
      Proceeds from sales of loans originated
       for sale                                      9,973,195     4,777,990     7,412,243
      Gain on sales of loans                          (140,195)     (309,142)     (110,322)
      Deferred taxes                                   290,000        74,000       (54,000)
      Changes in assets and liabilities
          Deferred loan fees and discounts             203,640        (8,651)      (89,599)
          Interest receivable                           53,849       (17,035)   (1,067,118)
          Other assets                                (721,619)   (1,120,435)      723,999
          Accrued interest payable                   1,337,755       219,234        99,022
          Other liabilities                           (853,742)      (82,182)    1,341,882
                                                 -------------  ------------  ------------
             Net cash from operating activities      7,749,559     4,565,443     5,312,791

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of AFSB (Note 2)                    (23,533,568)
   Purchases of securities available for sale      (14,015,570)  (21,731,468)  (54,948,644)
   Proceeds from calls and maturities of
    securities available for sale                   27,789,012    13,579,648    19,660,240
   Proceeds from sales of securities
    available for sale                              25,371,030    11,508,706
   Purchases of securities held to maturity                         (634,274)   (7,402,023)
   Proceeds from calls and maturities of
    securities held to maturity                                    5,150,740     3,000,000
   Purchases of FHLB stock                          (3,112,125)     (130,100)
   Principal payments on mortgage-backed
    certificates                                     4,191,259     1,209,800       340,456
   Purchases of loans                              (27,027,300)     (986,100)   (1,919,250)
   Proceeds from sales of student loans                            7,032,163
   Loan originations and principal
    payments on loans                             (118,173,524)  (51,801,228)  (18,368,888)
   Proceeds from sales of real estate owned            352,213                     303,327
   Premises and equipment expenditures, net         (2,985,003)   (1,579,624)     (633,143)
                                                 -------------  ------------  ------------
      Net cash from investing activities          (131,143,576)  (38,381,737)  (59,967,925)




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994





                                                                            1996          1995         1994
                                                                          ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                            $  46,248,199  $11,898,420  $ 9,456,401
   Net increase in Federal funds purchased                                 2,000,000
   Proceeds from FHLB advances                                           112,500,000   38,000,000
   Repayment of FHLB advances                                            (21,460,635)  (8,338,670)    (601,425)
   Net increase (decrease) in advances from
     borrowers for taxes and insurance                                        17,720     (819,422)    (456,165)
   Proceeds from exercise of stock options                                   508,059
   Common stock issued                                                                              50,569,195
   Cash dividends paid                                                    (1,698,886)  (1,600,246)    (366,849)
   Purchase of treasury shares                                            (7,787,131)  (4,214,556)
                                                                       -------------  -----------  -----------
       Net cash from financing activities                                130,327,326   34,925,526   58,601,157
                                                                       -------------  -----------  -----------

Net change in cash and cash equivalents                                    6,933,309    1,109,232    3,946,023

Cash and cash equivalents at beginning of year                            15,867,787   14,758,555   10,812,532
                                                                       -------------  -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  22,801,096  $15,867,787  $14,758,555
                                                                       =============  ===========  ===========

Supplemental disclosures of cash flow information
   Cash paid during the year for
       Interest                                                        $  29,193,535  $11,101,895  $ 9,083,214
       Income taxes                                                        1,765,894    1,910,743    1,325,000

Supplemental disclosure of noncash investing activities
   Transfers from loans to real estate owned                                  37,767      202,743      168,974


   During 1995, securities with a carrying value of $6,562,184 and a fair value of $6,560,467 were transferred from securities held to maturity to securities available for sale.



          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Ottawa Financial Corporation (the "Corporation") was organized as a thrift holding company in August 1994 to be the sole shareholder of Ottawa Savings Bank, FSB. During the third quarter of 1996, Ottawa Savings Bank, FSB's name was changed to AmeriBank (the "Bank"). The Bank is the sole shareholder of O.S. Services, Inc. and Midwest Investment Services. The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank's wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Bank's primary services include accepting deposits and making commercial, mortgage and installment loans at its 26 retail banking offices (including one drive-up facility) in Ottawa, Muskegon, Kent, Oceana, Newaygo and Allegan counties in the Western part of Michigan's lower peninsula. Substantially all of the Corporation's revenue arises from lending and investment activities. The operations of O.S. Services and Midwest Investment Services include investing in the stock of MMLIC Life Insurance Company and, beginning in 1993, participating as a limited partner in affordable housing projects.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates incorporated into the Corporation's consolidated financial statements which are susceptible to change in the near term include the allowance for loan losses, the realization of deferred tax assets, the determination and carrying value of certain financial instruments, the determination and carrying value of impaired loans, and the determination of other-than-temporary reductions in the fair value of securities.

Concentration of Credit Risk: Loans are granted to, and deposits are obtained from, customers primarily in the Western Michigan area as described above. Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate and consumer assets. Other financial instruments which potentially subject the Corporation to concentrations of credit risk include deposit accounts in other financial institutions.

Consolidated Statements of Cash Flows: For purposes of the consolidated statements of cash flows, cash equivalents include demand balances with financial institutions and Federal funds sold for one-day periods. Net cash flows are reported for short-term investments, loans and deposits.



                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Available for Sale: Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax, as a separate component of shareholders' equity, until realized.

Declines in the fair value of individual securities below cost, considered by management to be other than temporary, are charged to earnings as a realized loss.

Premiums and discounts on securities available for sale are recognized in interest income using the level-yield method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined using the specific identification method.

Securities Held to Maturity: Securities for which management has the positive intent and the Corporation has the ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the level-yield method over the period to maturity.

Loans: Loans are stated at unpaid principal balances less the allowance for loan losses and net deferred loan origination fees. Loans are placed on nonaccrual status unless they are adequately collateralized and in the process of collection.

Interest Income: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. Under SFAS No. 114 as amended by SFAS No. 118, the carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as adjustments to the provision for loan losses.

For loans originated for portfolio, loan fees are deferred, net of certain direct loan origination costs. The net amount deferred is reported in the consolidated balance sheets as a reduction of loans and is recognized as interest income over the contractual term of the loan using the level-yield method.



                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated aggregate market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Mortgage loans are sold into the secondary market at market prices, which includes consideration for normal servicing fees. Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122).
The Statement requires capitalizing the rights to service originated or purchased mortgage loans. Prior to the adoption of SFAS No. 122, loan servicing fees were recognized when received and the related costs were recognized when incurred. Beginning in 1996, the total cost of mortgage loans purchased or originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based on their relative fair values. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The effect of adopting this Statement was not material to the Corporation's consolidated financial position or results of operations during 1996.

Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans, such as loan type, term and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

Allowance for Loan Losses: Because some loans may not be repaid in full, an allowance for loan losses is maintained. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, including impaired loans discussed below, the whole allowance is available for any loan charge-offs that occur. Loans are charged off in whole or in part when management's estimate of the undiscounted cash flows from the loan are less than the recorded investment in the loan, although collection efforts may continue and future recoveries may occur.



                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114). SFAS No. 114 (as modified by Statement of Financial Accounting Standards No. 118), effective for the Bank beginning January 1, 1995, requires that impaired loans, as defined, be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense.

Smaller-balance homogeneous loans are defined as residential first mortgage loans secured by one-to-four family residences, residential construction loans, student loans, home equity and second mortgage loans, and automobile loans and are evaluated collectively for impairment. Commercial real estate loans and other commercial loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans which must be evaluated for impairment. In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors which identify a credit for consideration for measurement of impairment, or nonaccrual, are similar, the measurement considerations differ. A loan is impaired when the economic value estimated to be received is less than the value implied in the original credit agreement. A loan is placed in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Premises and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years and furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Maintenance and repairs are charged to expense and improvements are capitalized. The cost and accumulated depreciation applicable to assets retired or otherwise disposed of are eliminated from the accounts and the gain or loss on disposition is included in noninterest income or expense. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Real Estate Owned: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenue and expenses from operations of real estate owned is included in other non-interest expense.


                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisition Intangibles: Goodwill is the excess of purchase price over identified net assets in business acquisitions. Goodwill is expensed on the straight-line method over 15 years. Identified intangibles represent the value of depositor relationships purchased and is expensed on the straight-line method over 15 years. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary.

Income Taxes: Income tax expense is based on the amount of taxes due on the tax return plus the change in deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates, adjusted for allowances made for uncertainty regarding the realization of net tax assets.

Retirement Plans: The Corporation sponsors noncontributory defined benefit pension and defined contribution profit sharing plans. The plans cover all employees who have met certain age and service requirements. Benefits from the defined benefit pension plan are based on years of service and the employee's compensation. The funding policy for the defined benefit pension plan is to contribute the minimum funding requirement calculated by consulting actuaries. Profit sharing plan contributions are charged to expense annually.

Employee Stock Ownership Plan: The Employee Stock Ownership Plan (ESOP) is accounted for in accordance with AICPA Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants are presented in the consolidated balance sheet as a reduction of shareholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt and accrued interest.

Shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding.

Preferred Stock: The Corporation is authorized to issue preferred stock from time to time in one or more series subject to applicable provisions of law, and the Board of Directors is authorized to fix the designations, powers, preferences and relative participating, optional and other special rights of such shares, including voting rights (which could be multiple or as a separate class) and conversion rights. In the event of a proposed merger, tender offer or other attempt to gain control of the Corporation that the Board does not approve, it might be possible for the Board to authorize the issuance of a series of preferred stock with rights and preferences that would impede the completion of such a transaction. The Board of Directors has no present plans for the issuance of any preferred stock.


                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common and Common Equivalent Share: Earnings per common and common equivalent share for 1996 and 1995 were computed on the basis of the weighted average number of common and common equivalent shares outstanding during the respective years. Earnings per share for 1994 were computed by dividing net income subsequent to the conversion (Note 3) by the weighted average number of shares outstanding subsequent to the conversion. Net income subsequent to the conversion was $1,305,264 for the period ended December 31, 1994.

Earnings per common and common equivalent share for 1996 and 1995 were computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options (using the treasury stock method), which are considered to be common stock equivalents. Common stock outstanding includes issued shares less shares held in the treasury and less unallocated shares held by the ESOP.

Issued But Not Yet Adopted Accounting Standards: In June 1996, the FASB issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The Statement is effective for transactions occurring after December 31, 1996. Management does not expect the Statement to have a material impact on the consolidated financial condition or results of operations of the Company.

In March 1997, the FASB issued Statement No. 128, Earnings Per Share, revising the accounting requirements for calculating earnings per share. The Statement will require the reporting of basic earnings per share which is to be calculated solely on average common shares outstanding. In addition, the Statement requires the reporting of diluted earnings per share which is to reflect the potential dilution of stock options and other potentially dilutive shares. All prior calculations will be restated in 1997 to meet the new presentation requirements. The Corporation's earnings per common and common equivalent share amounts as reported for 1996 and prior years, are expected to be comparable in amount to the calculations of basic earnings per share for such years. As the Corporation has not had significant dilution from its stock equivalents, basic earnings per share amounts reported will not be significantly higher than diluted earnings per share amounts for corresponding years.

Reclassifications: Certain amounts on the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2 -ACQUISITION

On February 13, 1996, the Company completed the acquisition of AmeriBank Federal Savings Bank (AFSB), a federal savings bank headquartered in Muskegon, Michigan. Under the terms of this transaction, the Company acquired all of the outstanding stock of AFSB in exchange for approximately $30.4 million in cash and warrants to acquire 567,000 shares of Company stock at $17.50 per share. The value of the warrants was determined to be approximately $555,000.
Further, options to acquire AFSB stock were converted to options to acquire Company stock. The value of these options for purposes of determining the total cost to the Company for the merger transaction was approximately $1.8 million. Accordingly, the total cost of the transaction considering cash, warrants, and converted options was approximately $32.7 million.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $14.1 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years. The purchase accounting adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities.

In conjunction with the acquisition, the fair values of significant assets and liabilities assumed were as follows, stated in thousands of dollars:


           Cash acquired net of cash paid for acquisition  $ (23,534)
           Securities                                         42,629
           Loans                                             294,699
           Premises and equipment                              6,756
           Acquisition intangibles                            16,555
           Deposits                                         (333,024)
           Other borrowings                                   (4,890)


The consolidated statements of income reflect the operating results of AFSB since the effective date of the acquisition. The following table presents unaudited pro forma information as if the acquisition of AFSB had occurred at the beginning of both 1996 and 1995. The pro forma information includes adjustments for lost interest on funds paid to consummate the acquisition, the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.



                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2 -ACQUISITION (Continued)


                                                              1996             1995
                                                            -------          -------
                                                                (Unaudited)

Interest income                                         $  57,608,764    $  48,444,173
Interest expense                                           32,331,579       25,624,642
                                                        -------------    -------------
   NET INTEREST INCOME                                     25,277,185       22,819,531
Provision for loan losses                                     700,003          460,000
                                                        -------------    -------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     24,577,182       22,359,531
Noninterest income                                          3,408,186        3,015,351
Noninterest expense                                        22,782,405       18,311,820
                                                        -------------    -------------
   INCOME BEFORE FEDERAL INCOME TAX EXPENSE                 5,202,963        7,063,062
Federal income tax expense                                  2,049,803        2,664,330
                                                        -------------    -------------
   NET INCOME                                           $   3,153,160    $   4,398,732
                                                        =============    =============

Pro forma earnings per common
 and common equivalent share                            $         .61    $         .77
                                                        =============    =============


In connection with the acquisition, the Company entered into an employment agreement with one of AFSB's officers. For more information regarding the employment agreement, see Note 12. Further, AFSB's options rolled over into 148,548 options to acquire Company stock at a price equivalent to the original AFSB exercise price, additional options to purchase 41,486 shares of common stock were awarded and an additional 15,000 shares of common stock were awarded under the Management Recognition Plan. For more discussion regarding the stock options and awards, see Note 15.




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3 - CONVERSION TO STOCK FORM OF OWNERSHIP

On November 23, 1993, the Board of Directors of the Bank, subject to regulatory approval and approval by the members of the Bank, unanimously adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of the Corporation as the Bank's holding company. The conversion was consummated on August 19, 1994 by amending the Bank's federal charter and the sale of the holding company's common stock in an amount equal to the proforma market value of the Bank after giving effect to the conversion. A subscription offering of the shares of the Corporation's common stock was offered initially to tax-qualified employee plans and the Bank's depositors, then to other members and directors, officers and employees of the Bank. Proceeds of $50,569,000 were received from the sale of 5,620,625 common shares, after deduction of conversion costs of $1,415,000 and the issuance of 422,205 shares for the ESOP in exchange for a note receivable from the ESOP. Upon closing of the stock offering, the Corporation purchased 100% of the common shares of the Bank. AmeriBank is now a wholly-owned subsidiary of the Corporation. The conversion was an internal reorganization with historical balances carried forward without adjustment.


NOTE 4 - SECURITIES

The amortized cost and fair values of securities at December 31, 1996 and 1995 are as follows:


AVAILABLE FOR SALE
                                                      Gross       Gross
                                        Amortized    Unrealized  Unrealized    Fair
                                          Cost         Gains       Losses      Value
                                       -----------  ----------  ----------  -----------
1996
----
   Equity securities                  $   166,513  $  129,376              $   295,889

   Debt securities
      Obligations of U.S. Government
       corporations and agencies       16,001,957      39,335  $   81,250   15,960,042
      Municipal obligations             4,666,477      43,497       2,483    4,707,491
      Corporate                        11,354,433      21,742      23,145   11,353,030
      Asset-backed                     30,836,454      81,880     328,697   30,589,637
                                      -----------  ----------  ----------  -----------
                                       62,859,321     186,454     435,575   62,610,200
                                      -----------  ----------  ----------  -----------

                                      $63,025,834  $  315,830  $  435,575  $62,906,089
                                      ===========  ==========  ==========  ===========




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - SECURITIES (Continued)

                                                      Gross       Gross
                                       Amortized    Unrealized  Unrealized    Fair
                                         Cost         Gains       Losses      Value
                                      -----------  ----------  ----------  -----------
1995
----
   Equity securities
      Money market funds              $17,150,000                          $17,150,000
      Mortgage-backed funds             2,574,257                            2,574,257
      Other                               172,636  $   97,419                  270,055
                                      -----------  ----------              -----------
                                       19,896,893      97,419               19,994,312
   Debt securities
      Obligations of U.S. Government
       corporations and agencies       11,920,073     124,003   $  14,390   12,029,686
      Corporate                        21,050,018     242,291               21,292,309
      Asset-backed                     11,304,995     145,161       2,733   11,447,423
                                      -----------  ----------   ---------  -----------
                                       44,275,086     511,455      17,123   44,769,418
                                      -----------  ----------   ---------  -----------

                                      $64,171,979  $  608,874   $  17,123  $64,763,730
                                      ===========  ==========   =========  ===========


The amortized cost and fair value of securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Available for Sale
                                                            ------------------------
                                                             Amortized      Fair
                                                               Cost         Value
                                                            -----------  -----------

        Due in one year or less                             $13,270,360  $13,275,903
        Due after one year through five years                18,644,037   18,637,563
        Due after five through ten years                        108,470      107,097
                                                            -----------  -----------
                                                             32,022,867   32,020,563
        Equity securities                                       166,513      295,889
        Asset-backed debt securities                         30,836,454   30,589,637
                                                            -----------  -----------

                                                            $63,025,834  $62,906,089
                                                            ===========  ===========


Because of their variable payments, asset-backed securities are not reported by a specific maturity grouping.

Proceeds from sales of securities available for sale were $25,371,030 in 1996. Losses of $20,867 and gains of $26,138 were realized on these sales. Proceeds from sales of securities available for sale were $11,508,706 in 1995. Losses of $137,220 and gains of $6,285 were realized on these sales. No securities classified as held to maturity under SFAS No. 115 were sold during 1996 and 1995. There were no sales of securities in 1994.


                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 4 - SECURITIES (Continued)

Charges of $267,190 and $150,000 were recorded in 1995 and 1994, respectively, to recognize other-than-temporary losses on investments in certain mutual funds which hold asset-backed securities. These funds were classified as available for sale.

In accordance with the FASB Special Report, A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities, securities held to maturity with a carrying value of $6,562,184, fair value of $6,560,467, unrealized gain of $12,708 and unrealized loss of $14,425 were transferred to the available for sale classification on November 30, 1995. The transfer increased shareholders' equity by $1,133, which is net of the related deferred tax asset of $584. The reclassification was made to provide greater flexibility in managing liquidity and interest rate risk.


NOTE 5 - LOANS


Loans are classified as follows at December 31:

                                                                        1996                       1995
                                                                        ----                       ----
   First mortgage loans (principally conventional)
       Principal balances
          Secured by one-to-four family residences                   $516,934,578             $209,158,832
          Secured by other properties                                  77,007,536               18,574,188
          Construction loans                                           33,823,180               41,411,482
                                                                    -------------             ------------
                                                                      627,765,294              269,144,502
       Less
          Undisbursed portion of construction loans                   (22,956,224)             (14,861,476)
          Deferred fees and discounts                                  (1,237,857)              (1,034,217)
                                                                    -------------             ------------
                                                                      603,571,213              253,248,809
   Commercial loans
       Principal balances                                              14,996,345

   Consumer and other loans
       Principal balances
         Student loans                                                    103,464                   84,619
         Home equity and second mortgage                               49,396,448               12,038,608
         Other                                                         50,611,803               12,335,191
                                                                    -------------             ------------
                                                                      100,111,715               24,458,418
                                                                    -------------             ------------
                                                                      718,679,273              277,707,227
   Allowance for loan losses                                           (3,128,605)              (1,250,727)
                                                                    -------------             ------------

                                                                     $715,550,668             $276,456,500
                                                                    =============             ============




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

                                                                       1996              1995                  1994
                                                                       ----              ----                  ----
   Balance - beginning of year                                       $1,250,727        $1,118,080           $  950,000
     Acquired balance                                                 1,358,205
     Provision                                                          563,793           160,000              170,000
     Recoveries                                                          89,895               521
     Loans charged-off                                                 (134,015)          (27,874)              (1,920)
                                                                     ----------        ----------           ----------
   Balance - end of year                                             $3,128,605        $1,250,727           $1,118,080
                                                                     ==========        ==========           ==========


Information regarding impaired loans is as follows for the year ended December
31:


                                                                                  1996                      1995
                                                                                  ----                      ----
   Average investment in impaired loans                                         $1,612,326              $   414,975
   Interest income recognized on impaired loans
     including interest income recognized on cash basis                             45,615                   34,915
   Interest income recognized on impaired loans on cash basis                        5,017

Information regarding impaired loans at December 31 is as follows:

   Balance of impaired loans                                                    $1,173,513              $ 1,659,900
   Less portion for which no allowance for
     loan losses is allocated                                                     (492,022)
                                                                                ----------              -----------
       Portion of impaired loan balance for which an
        allowance for credit losses is allocated                                $  681,491              $ 1,659,900
                                                                                ==========              ===========
       Portion of allowance for loan losses allocated
        to the impaired loan balance                                            $  185,421              $   355,000






                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes the Corporation's secondary mortgage market activities:



                                                       1996                   1995                  1994
                                                    -----------            ----------            ----------

  Loans originated for resale                     $   9,833,000           $ 4,706,676           $ 7,301,921
  Proceeds from sales of loans
   originated for resale                              9,973,195             4,777,990             7,412,243
  Gain on sales of mortgage loans                       140,195                71,314               110,322
  Mortgage loans serviced for others,
   principally the Federal Home Loan
   Mortgage Corporation                             102,685,000            54,000,000            55,900,000
  Custodial escrow balances maintained
   in connection with the foregoing loan
   servicing                                            230,053               479,785               665,109
  Mortgage servicing fees                               287,257               171,650               173,442


There were no loans held for sale at December 31, 1996, 1995 and 1994.

The carrying value of mortgage servicing rights, which approximates fair value, was $456,633 at December 31, 1996.

Following is an analysis of the activity for mortgage servicing rights for 1996:


              Balance at January 1, 1996                           $         0
                  Additions (acquired and originated)                  488,800
                  Amortization                                         (32,167)
                                                                   -----------

              Balance at December 31, 1996                         $   456,633
                                                                   ===========

NOTE 8 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:


                                                       1996                        1995
                                                    -----------                 -----------
   Land                                             $ 3,656,147                 $ 1,811,963
   Buildings and improvements                        10,210,258                   4,820,372
   Furniture and equipment                            6,151,959                   3,649,160
                                                    -----------                 -----------
                                                     20,018,364                  10,281,495
   Accumulated depreciation                          (5,484,819)                 (4,645,017)
                                                    -----------                 -----------

                                                    $14,533,545                 $ 5,636,478
                                                    ===========                 ===========





                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 - DEPOSITS

Deposits at December 31 are summarized as follows:

                                                                       1996                1995
                                                                   -----------         -----------
   Noninterest-bearing                                           $  25,486,895        $  12,261,462
   NOW accounts and MMDAs                                          154,710,793           46,985,968
   Passbook and statement savings                                   64,986,884           46,469,904
   Certificates of deposit                                         377,307,129          137,502,189
                                                                 -------------        -------------
                                                                 $ 622,491,701        $ 243,219,523
                                                                 =============        =============


At December 31, 1996, scheduled maturities of certificates of deposit are as follows:

                       1997                 $230,531,396
                       1998                   86,203,735
                       1999                   37,942,562
                       2000                   19,131,555
                       2001 and thereafter     3,497,881
                                            ------------
                                            $377,307,129
                                            ============


The aggregate amount of demand, time and certificates of deposit with balances of $100,000 or more was approximately $71,955,652 and $13,980,000 at December 31, 1996 and 1995, respectively.


NOTE 10 - BORROWINGS

Advances from the Federal Home Loan Bank of Indianapolis, collateralized by mortgage loans and Government and Agency securities under a blanket collateral agreement and Federal Home Loan Bank stock, consist of the following at December 31:



                                                   Advance                    Range of               Range of
         Principal Terms                           Amount                    Maturities           Interest Rates
         ---------------                          --------                ----------------        ----------------
  1996
    Single-maturity fixed rate advances          $ 81,500,000             December 1, 1997           4.97% to 7.30%
                                                                         to August 16, 2000
    Short-term variable rate advances              51,000,000              January 15, 1997          5.32% to 5.56%
                                                                        to November 14, 1997
    Amortizable mortgage advances                   6,669,897               June 15, 1999            6.82% to 7.16%
                                                 ------------            to May 15, 2000
                                                 $139,169,897
                                                 ============
  1995
    Single-maturity fixed rate advance           $ 31,000,000               February 15, 1996        5.41% to 8.40%
                                                                          to October 29, 1999
    Short-term variable rate advance                5,000,000                   June 24, 1996                 6.02%
    Amortizable mortgage advance                    7,240,532                   June 15, 1999        6.82% to 7.16%
                                                 ------------                 to May 15, 2000
                                                 $ 43,240,532
                                                 ============



                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 10 - BORROWINGS (Continued)

Maturities of advances outstanding at December 31, 1996 are as follows for the next five years:

           1997                      $ 60,711,923
           1998                        44,314,663
           1999                        27,915,372
           2000                         6,227,939
           2001
                                     ------------

                                     $139,169,897
                                     ============

Through March 10, 1997, an additional $2,000,000 was borrowed from the FHLB. Certain of the advances are subject to prepayment penalties subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank.

At December 31, 1996, the Corporation also had an unused line of credit with National Bank of Detroit totaling $17,000,000.


NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of standby letters of credit and commitments to make loans and fund loans in process. The Corporation's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Corporation follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

The contract amounts of these financial instruments are as follows at December
31:


                                                             1996                  1995
                                                          -----------           ----------
         Financial instruments whose contract
          amount represents credit risk
            Commitments to make loans                     $12,540,000           $2,663,000
            Unused lines of credit                         41,299,000           15,371,000
            Loans in process                               24,886,000           14,861,000
            Letters of credit                               1,056,000


Since certain commitments to make loans and fund loans in process expire without being used, the amount does not necessarily represent future cash commitments. Commitment periods are generally for 30 days. Approximately 69% and 30% of commitments to make loans and to fund loans in process were made at fixed rates as of December 31, 1996 and 1995, respectively. Rate ranges for these fixed rate commitments were 6.125% to 10.5% and 6.875% to 11.75% as of December 31, 1996 and 1995, respectively. Lines of credit are issued at variable market rates. No losses are anticipated as a result of these transactions.


                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Corporation has entered into employment agreements with three of its officers. Under the terms of those agreements, certain events leading to separation from the Company could result in cash payments aggregating approximately $1.1 million.

The Corporation and the Bank periodically become defendants in certain claims and legal actions arising in the ordinary course of business. Currently, there are no matters which are expected to have a material adverse effect on the consolidated financial position of the Corporation.


NOTE 13 - RESTRICTIONS ON RETAINED EARNINGS AND CAPITAL
          REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:


                                    Capital to Risk-
                                    Weighted Assets
                                  ------------------          Tier 1 Capital
                                    Total     Tier 1         to Average Assets
                                  --------  --------         -----------------

         Well capitalized              10%        6%                 5%
         Adequately capitalized         8         4                  4
         Undercapitalized               6         3                  3




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 13 - RESTRICTIONS ON RETAINED EARNINGS AND CAPITAL
     REQUIREMENTS (Continued)

At year end, consolidated actual capital levels (in millions) and minimum required levels were:


                                                                                      Minimum Required
                                                                                         To Be Well
                                                                Minimum Required     Capitalized Under
                                                                  For Capital        Prompt Corrective
                                                  Actual       Adequacy Purposes     Action Regulations
                                                  ------      --------------------  --------------------
                                               Amount  Ratio    Amount      Ratio     Amount      Ratio
                                              -------  -----  ---------  ---------  ---------  ---------
1996
----
  Total capital (to risk weighted assets)      $54.3    10.4%     $41.8        8.0%     $52.3       10.0%
  Tier 1 capital (to risk weighted assets)      51.2     9.8       20.9        4.0       31.4        6.0
  Tier 1 capital (to adjusted total  assets)    51.2     6.2       33.2        4.0       41.5        5.0
  Tangible capital (to adjusted
   total assets)                                51.2     6.2       12.5        1.5        N/A

1995
----
  Total capital (to risk weighted assets)      $33.3    15.0%     $17.8        8.0%     $22.2       10.0%
  Tier 1 capital (to risk weighted assets)      32.0    14.4        8.9        4.0       13.3        6.0
  Tier 1 capital (to adjusted total  assets)    32.0     9.8       13.1        4.0       16.3        5.0
Tangible capital (to adjusted
   total assets)                                32.0     9.8        4.9        1.5        N/A


The Bank at year-end 1996 and 1995 was categorized as well capitalized.

During 1995, the Bank made a capital distribution to the Corporation in the amount of $15 million. This distribution was within the guidelines described above and was made primarily to allow the Corporation to fund the acquisition discussed in Note 2 and stock repurchase transactions discussed in Note 14.

The Bank meets the Qualified Thrift Lender test, which requires at least 65% of assets to be housing-related or other specified assets. A failure to meet the QTL test places limits on growth, branching, new investment, FHLB advances, and dividends.

At the time of conversion to a stock association, a liquidation account of $26,527,415 was established which is equal to the Bank's total net worth as of the date of the latest audited balance sheet appearing in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account is to be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.


                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 14 - STOCK REPURCHASE PROGRAMS

During 1995, the Company received regulatory approval to repurchase up to 782,866 shares of its common stock. During 1996 and 1995, 476,866 and 306,000 shares were repurchased at an average price of $16.33 and $13.77, respectively.

In December of 1996, the Company received regulatory approval to repurchase up to 258,964 shares of its common stock. Through December 31, 1996, no shares were repurchased. The repurchase approval expires on August 18, 1997. Subsequent to December 31, 1996 and through March 10, 1997, the Company repurchased 132,800 shares at an average price of $17.22.

Repurchased shares are treated as treasury shares and are available for general corporate purposes, including issuance in connection with stock based compensation plans.


NOTE 15 - STOCK-BASED COMPENSATION PLANS

As part of the conversion transaction (Note 3), an employee stock ownership plan ("ESOP") was established for the benefit of substantially all employees. The ESOP borrowed $4,222,050 from the Corporation and used those funds to acquire 422,205 shares of the Corporation's stock at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Corporation's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur in even quarterly amounts over a ten-year period. However, in the event contributions exceed the minimum debt service requirements, additional principal payments will be made. During 1996, 1995 and 1994, 49,607, 49,749 and 42,220 shares of stock with a fair value of $16.69, $13.89 and $11.64 per share were committed to be released, resulting in ESOP compensation expense of $827,845, $691,178 and $491,298, respectively. Shares held by the ESOP at December 31 are as follows:


                                                        1996        1995
                                                     ----------  ----------

            Allocated shares                            141,576      91,969
            Unallocated shares                          280,629     330,236
                                                     ----------  ----------

               Total ESOP shares                        422,205     422,205
                                                     ==========  ==========

            Fair value of unallocated shares         $4,717,373  $5,159,938
                                                     ==========  ==========



                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 15 - STOCK-BASED COMPENSATION PLANS (Continued)

A stock option and incentive plan (SOP) and management recognition plan (MRP) were authorized by the shareholders at the April 25, 1995, annual meeting. The MRP is a restricted stock award plan. The SOP and MRP are administered by a Committee of Directors of the Corporation. This Committee selects recipients and terms of awards pursuant to the Plan. Total shares made available under the SOP and MRP plans were 562,062 and 224,825, respectively.

MRP awards vest in five equal annual installments, subject to the continuous employment of the recipients as defined under such plans. SOP options vest in five equal annual installments and expire ten years from the date of grant. No compensation expense is being recognized in connection with the grant of the options for which the exercise prices equal the Corporation's stock price at the dates of grant. Compensation expense for the MRP is based upon market price at the date of grant and is recognized on a pro rata basis over the vesting period of the awards. Compensation cost charged against income for the MRP was $575,619 and $355,470 for 1996 and 1995, respectively. The unamortized unearned compensation value of the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated balance sheets.

Statement of Financial Accounting Standards No. 123, which became effective for 1996, requires pro forma disclosures for companies that do no adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the standard's fair value method been used to measure compensation cost for the SOP. In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted. The compensation cost charged against income for the MRP is the same as if the provisions of FAS No. 123 had been applied.


                                                       1996              1995
                                                    ----------        ----------

           Net income as reported                   $3,093,749        $3,628,633
           Pro forma net income                      2,783,271         3,440,731

           Earnings per common and common
            equivalent share as reported                   .60               .69
           Pro forma earnings per common and
            common equivalent share                        .55               .65


The fair value of SOP options granted during 1996 and 1995 was estimated using the following weighted-average assumptions: risk-free interest rate of 5.78% (1996 grants) and 7.01% (1995 grants), expected life of 10 years, expected volatility of stock price of 4%, and expected dividends of 2.23% (1996 grants) and 2.43% (1995 grants) per year.



                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 15 - STOCK-BASED COMPENSATION PLANS (Continued)

Information pursuant to the SOP at December 31 is as follows:


                                                                                                              Weighted-
                                                                             Weighted-        Range of        Average
                                                           Number             Average         Exercise       Fair Value
                                                         of Options        Exercise Price      Price         of Grants
                                                         -----------       --------------    ---------      ------------
   Outstanding, beginning of 1995
        Granted                                            458,078            $13.19                             $3.80
                                                         ---------

        Outstanding, end of 1995                           458,078             13.19            $13.19

          Granted                                           61,486            $16.10                             $3.85
          Conversion of AFSB options                       148,548              4.32
          Exercised                                       (125,696)             3.77
          Forfeited                                         (3,410)            13.19
                                                         ---------

        Outstanding, end of 1996                           539,006             13.27         $4.81 - $16.19
                                                         =========



SOP options exercisable at year-end are as follows:


                                                              Weighted-
                                                               Average
                                                Number        Exercise
                                              of Options       Price
                                             --------------  ----------
               1996                           111,058          $11.98

No options were vested at December 31, 1995.

At year-end 1996, the weighted average remaining life of options outstanding was 8.5 years.




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 16 - PENSION PLANS

The Corporation sponsors two noncontributory defined benefit pension plans, one for the former Ottawa Savings Bank (OSB) and one for the former AmeriBank, FSB
(AFSB), covering substantially all employees.

The following sets forth OSB's plan's funded status and amounts recognized in the consolidated financial statements at December 31, 1995 and 1994. The 1995 and 1994 information reflect the plan curtailment as of January 1, 1994, which had no material effect on the Corporation's results of operations:


                                                              1995             1994
                                                              ----             ----
Actuarial present value of benefit obligations

   Accumulated benefit obligation                         $ (1,317,871)    $ (1,182,962)
                                                          ============     ============
Projected benefit obligation for service
  rendered to date                                        $ (1,317,871)    $ (1,182,962)
Plan assets at fair value                                    1,354,878        1,317,426
                                                          ------------     ------------
   Excess of plan assets over projected benefit
     obligation                                                 37,007          134,464
Unrecognized net (gain) loss                                   118,555          (43,079)
                                                          ------------     ------------

   Prepaid pension asset                                  $    155,562     $     91,385
                                                          ============     ============

Net pension cost included in operations, including
 the effects of curtailment, consisted of the
 following components
   Interest cost on projected benefit obligation          $     89,882     $     86,853
   Actual return on plan assets                                (93,489)         (97,003)
   Net amortization and deferral                               (11,905)          (5,586)
                                                          ------------     ------------

       Net pension income                                 $    (15,512)    $    (15,736)
                                                          ============     ============


The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 1995 and 7.5% for 1994. The expected long-term rate of return on assets was 8% for both years presented.



                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 16 - PENSION PLANS (Continued)

The following sets forth the combined funded status and amounts recognized in the consolidated financial statements at December 31, 1996 for the OSB Plan and the AFSB Plan (subsequent to the acquisition discussed in Note 2). The information reflects the curtailment of the OSB Plan in 1994 and the curtailment of the AFSB Plan on December 31, 1995:


                                                                OSB          AFSB          Combined
                                                                ---          ----          --------
     Actuarial present value of benefit obligations
        Accumulated benefit obligation                   $ (1,412,025)   $ (2,664,777)   $ (4,076,802)
                                                         ============    ============    ============
     Projected benefit obligation for service
       rendered to date                                  $ (1,412,025)   $ (2,664,777)   $ (4,076,802)
     Plan assets at fair value                              1,441,132       4,025,708       5,466,840
                                                         ------------    ------------    ------------
        Excess (deficiency) of plan assets over
         (under) projected benefit obligation                  29,107       1,360,931       1,390,038
     Unrecognized net (gain) loss                             134,897         (86,475)         48,422
                                                         ------------    ------------    ------------

        Prepaid pension asset                            $    164,004    $  1,274,456    $  1,438,460
                                                         ============    ============    ============
     Net pension cost included in operations,
       subsequent to February 13, 1996 with respect
       to AFSB consisted of the following components:
          Interest cost on projected benefit obligation  $     93,174    $    180,731    $    273,905
          Actual return on plan assets                        (98,459)       (564,979)       (663,438)
          Net amortization and deferral                        (3,157)        273,449         270,292
                                                         ------------    ------------    ------------

              Net pension expense (income)               $     (8,442)   $   (110,799)   $   (119,241)
                                                         ============    ============    ============



The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations for both institutions was 7.0% for 1996. The expected long-term rate of return on assets for OSB was 7.5% for 1996. The expected long-term rate of return on assets for AFSB was 8.25% for 1996. As a result of the plan curtailments, all accumulated benefits under the Plans are vested and no further benefits arising from service to the Bank will accrue.

The plan assets of OSB's plan are invested in a group annuity fund at a major life insurance company. The plan assets of AFSB's plan are invested in U.S. Government and corporate bonds and listed stocks.

The Corporation maintains a 401(k) plan covering substantially all employees. Employees who are 21 years and older and who have completed one year of service are eligible. Employees may elect to contribute to the plan from 1% to 15% of their salary subject to a statutory maximum amount. Prior to establishing the employee stock ownership plan ("ESOP"), the Corporation paid a 25% matching contribution on employee contributions to the 401(k) plan that did not exceed 4% of their compensation. Employees become 100% vested in the Corporation's matching contribution after five years of service. The Corporation's contributions for 1994 amounted to $22,000. Matching contributions to the 401(k) plan have been discontinued since the formation of the ESOP in August 1994.


                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 17 - SAIF ASSESSMENT

Legislation was signed into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund (SAIF), requiring the Bank to pay a one-time special assessment of $3,509,982. This amount is reflected in noninterest expense in the 1996 consolidated statement of income.


NOTE 18 - FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following:


                                                   1996                 1995                 1994
                                                ----------           ----------           ----------

       Current tax expense                      $1,673,865           $1,837,086           $1,361,500
       Deferred tax expense (benefit)              290,000               74,000              (54,000)
                                                ----------           ----------           ----------

                                                $1,963,865           $1,911,086           $1,307,500
                                                ==========           ==========           ==========


The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows:


                                                   1996                 1995                 1994
                                                ----------           ----------           ----------
       Statutory rate                                   34%                  34%                  34%
                                                ==========           ==========           ==========

       Tax expense at statutory rate            $1,719,589           $1,883,504           $1,464,232
       Low-income housing credit                  (150,000)            (150,000)            (149,418)
       ESOP                                        112,803               65,854
       Tax-exempt interest                         (63,428)
       Goodwill amortization                       279,322
       Change in deferred tax asset
        valuation allowance                                             186,360
       Other                                        65,579              (74,632)              (7,314)
                                                ----------           ----------           ----------

                                                $1,963,865           $1,911,086           $1,307,500
                                                ==========           ==========           ==========




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 18 - FEDERAL INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:


                                                          1996               1995
                                                      ------------        ----------
 Deferred tax assets
    Deferred loan fees                                $    160,000        $  390,000
    Management recognition plan restricted stock            91,000            66,000
    Capital loss carryforward                              186,000           186,000
    Unrealized loss on available for sale securities        41,000
    Accrued expenses                                        59,000
    Allowance for loan losses                                8,000
    Other                                                   88,000            79,000
                                                      ------------        ----------
                                                           633,000           721,000
 Deferred tax liabilities
    Depreciation                                          (552,000)
    Pension                                               (427,000)
    Purchase accounting adjustment                        (380,000)
    Allowance for loan losses                                               (428,000)
    FHLB stock dividends                                   (68,000)          (68,000)
    Unrealized gain on available for sale securities                        (201,000)
    Other                                                  (56,000)          (58,000)
                                                      ------------        ----------
                                                        (1,483,000)         (755,000)
 Valuation allowance for deferred tax assets              (186,000)         (186,000)
                                                      ------------        ----------

    Net deferred tax liability                        $ (1,036,000)       $ (220,000)
                                                      ============        ==========


A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits relating to such assets will not be realized. Management established a valuation allowance for the benefits associated with the losses on mutual fund securities at December 31, 1995, since such losses were capital in nature and could only be realized through offsetting capital gains. Sources of capital gains were not available at either December 31, 1996 or 1995.

During 1996, new tax law was established regarding thrift bad debt reserves. Under the new rules, recapture of a portion of the tax bad debt reserve is required. Beginning with the 1998 tax year, the Corporation will include an additional $520,000 per year for six years in its taxable income. These new rules had no impact on the consolidated financial statements as accounting provisions have required recording deferred taxes for the amounts to be recaptured.

Retained earnings at December 31, 1996 and 1995 includes approximately $8.8 million and $6.2 million, respectively, for which no federal income tax liability has been recorded. These amounts represent an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liabilities on the above amounts at December 31, 1996 and 1995 were approximately $3.0 million and $2.1 million, respectively.


                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

Fair values for securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Federal Home Loan Bank stock

The carrying amount of this stock is a reasonable estimate of fair value.

Loans

The fair value of fixed and variable rate loans is principally estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, and using prepayment assumptions provided by the Office of Thrift Supervision, which management believes are reasonable. The carrying value of the allowance for loan losses is a reasonable estimate of fair value.

Deposit liabilities

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Accrued interest receivable and payable

For these items, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank advances

The fair values for these advances are determined by discounting cash flows using rates currently offered for advances of similar remaining maturities.


                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Federal Funds purchased

For these short term instruments, the carrying amount is a reasonable estimate of fair value.

Commitments to extend credit

The fair value of commitments is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments was immaterial at the reporting dates presented.

The estimated fair values of the Corporation's financial instruments are as follows at December 31:


                                                  1 9 9 6                                  1 9 9 5
                                                  -------                                  -------
                                      Carrying               Fair               Carrying               Fair
                                        Value                Value                Value                Value
                                     -----------          -----------          -----------          -----------
Financial assets
   Cash and cash
    equivalents                    $  22,801,096        $  22,801,096        $  15,867,787        $  15,867,787
   Securities available
    for sale                          62,906,089           62,906,089           64,763,730           64,763,730
   Federal Home Loan
    Bank stock                         6,958,225            6,958,225            2,162,100            2,162,100
   Loans, net                        715,550,668          718,363,000          276,456,500          282,812,000
   Accrued interest
    receivable                         4,691,047            4,691,047            2,631,933            2,631,933

Financial liabilities
   Deposits                          622,491,701          625,170,000          243,219,523          244,997,000
   Federal funds purchased             2,000,000            2,000,000
   Federal Home Loan
    Bank advances                    139,169,897          138,824,000           43,240,532           44,023,000
   Accrued interest payable            1,667,662            1,667,662              688,911              688,911



                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Ottawa Financial Corporation at December 31:

                            CONDENSED BALANCE SHEETS

                                                                  1996                1995
                                                               -----------         -----------
ASSETS
   Cash and due from financial institutions                    $ 1,086,574         $    67,902
   Securities available for sale                                 6,217,798          43,328,472
   Accrued interest receivable                                      74,619             380,115
   Loans receivable from Employee Stock Ownership Plan           2,955,435           3,377,640
   Investment in subsidiary bank                                66,873,641          32,179,821
   Other assets                                                     89,891             412,090
                                                               -----------         -----------

      Total assets                                             $77,297,958         $79,746,040
                                                               ===========         ===========

LIABILITIES
   Other liabilities                                           $   382,008         $   186,023

SHAREHOLDERS' EQUITY                                            76,915,950          79,560,017
                                                               -----------         -----------

   Total liabilities and shareholders' equity                  $77,297,958         $79,746,040
                                                               ===========         ===========



                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
  (Continued)

                CONDENSED STATEMENTS OF INCOME, FOR THE PERIOD:


                                                                                            August 19, 1994
                                                                                                through
                                                        Years ended December 31,              December 31,
                                                        1996                1995                 1994
                                                    ------------        ------------        ---------------
Interest and dividend income
   Securities                                         $  807,394        $  2,063,823            $   558,095
   Loan to Employee Stock Ownership Plan                 243,157             273,617                113,605
   Dividends from subsidiary bank                      2,449,000          15,000,000              9,358,000
                                                    ------------        ------------        ---------------
                                                       3,499,551          17,337,440             10,029,700

Net gain on sale of securities                           270,074

Operating expenses                                       737,085             672,584                176,472
                                                    ------------        ------------        ---------------


INCOME BEFORE FEDERAL INCOME TAXES AND
 EQUITY IN UNDISTRIBUTED EARNINGS OF
 SUBSIDIARY BANK                                       3,032,540          16,664,856              9,853,228

Federal income tax expense                               198,310             562,000                168,000
                                                    ------------        ------------        ---------------


INCOME BEFORE EQUITY IN UNDISTRIBUTED
 EARNINGS OF SUBSIDIARY BANK                           2,834,230          16,102,856              9,685,228

Equity in undistributed (excess distributed)
 earnings of subsidiary bank                             259,519         (12,474,223)            (8,379,964)
                                                    ------------        ------------        ---------------


NET INCOME                                            $3,093,749        $  3,628,633            $ 1,305,264
                                                    ============        ============        ===============




                                  (Continued)

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
   (Continued)
              CONDENSED STATEMENTS OF CASH FLOWS, FOR THE PERIOD:


                                                                                                        August 19, 1994
                                                                                                           through
                                                                  Years ended December 31,               December 31,
                                                                 1996                 1995                  1994
                                                             ------------         ------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $  3,093,749         $  3,628,633         $     1,305,264
  Adjustments to reconcile net income to
   cash provided by operations
     Equity in excess distributed income of
      subsidiary bank                                                                                        8,379,964
     Equity in income of subsidiary bank                       (2,708,518)          (2,525,777)
     Noncash dividends received from subsidiary bank                                                        (9,244,539)
     Net accretion of securities discounts                        (17,928)            (146,009)                (87,479)
     Net gain on sale of securities                              (270,074)
     Change in
        Interest receivable                                       305,496              109,893                (306,386)
        Other assets                                              322,199             (416,591)                  4,500
        Other liabilities                                         270,112               39,894                   8,000
                                                             ------------         ------------         ---------------
           Net cash provided by operating activities              995,036              690,043                  59,324

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                       (18,413,360)            (23,416,528)
  Proceeds from sales of securities available
   for sale                                                    36,118,062
  Proceeds from calls and maturities of
   securities available for sale                                1,062,590            8,174,171                 289,017
  Principal reduction of ESOP note receivable                     422,205              422,205                 422,205
  Contribution to subsidiary bank                                (107,551)            (122,999)                (26,595)
  Cash paid in the acquisition of AFSB                        (30,942,712)
  Cash dividends received from subsidiary bank                  2,449,000           15,000,000
  Investment in subsidiary bank                                                                            (27,397,125)
                                                             ------------         ------------         ---------------
     Net cash used in investing activities                      9,001,594            5,060,017             (50,129,026)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock,
   net of conversion costs                                                                                  50,569,195
  Purchase of treasury shares                                  (7,787,131)          (4,214,556)
  Proceeds from issuance of stock options                         508,059
  Cash dividends paid                                          (1,698,886)          (1,600,246)               (366,849)
                                                             ------------         ------------         ---------------
     Net cash from financing activities                        (8,977,958)          (5,814,802)             50,202,346
                                                             ------------         ------------         ---------------

Net change in cash                                              1,018,672              (64,742)                132,644

Cash at beginning of period                                        67,902              132,644
                                                             ------------         ------------         ---------------

CASH AT END OF PERIOD                                        $  1,086,574         $     67,902         $       132,644
                                                             ============         ============         ===============

                         OTTAWA FINANCIAL CORPORATION
                           QUARTERLY FINANCIAL DATA
                                  Unaudited


The following is a summary of selected unaudited quarterly results of operations for the years ended December 31, 1996, and 1995. In the opinion of management, all adjustments necessary for a fair presentation of such financial data have been included. All such adjustments are of a normal recurring nature.


------------------------------------------------------------------------------------------------------
                                                                 QUARTER ENDED
  (In Thousands, Except Per Share Data)      March 31(1)     June 30     September 30      December 31
------------------------------------------------------------------------------------------------------
1996
Net interest income                          $4,983          $6,158        $6,500            $6,498
Provision for loan losses                       114             150           150               150
Non-interest income                             919             902           756               750
Non-interest expense                          3,765           4,523         8,650(2)          4,906
Income before income taxes                    2,023           2,387        (1,544)            2,192
Net income                                    1,296           1,456        (1,136)            1,477

Earnings per common and common                  .24             .28          (.22)              .30
equivalents share

1995
Net interest income                          $3,531          $3,557        $3,517            $3,653
Provision for loan losses                        30              30            40                60
Non-interest income                             510             470           606               507
Non-interest expense                          2,563           2,642         2,691             2,755
Income before income taxes                    1,448           1,355         1,392             1,345
Net income                                      993             822           929               885

Earnings per common and common                  .19             .16           .18               .17
equivalents share

--------------
(1) For the quarter ended March 31, 1996, there was significant variation from prior quarters due to the acquisition of AmeriBank, FSB in February 1996. This and subsequent quarters reflect results of the combined organization.
(2) Reflects the one-time SAIF assessment of $3.51 million expensed as of September 30, 1996 (see Note 17 of the Notes to the Consolidated Financial Statements).


                                     III-2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in April 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in April 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in April 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and

"Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in April 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following is a list of documents filed as part of this report:

      (1)  Financial Statements:

      The following financial statements are included under Part II, Item 8 of this Form 10-K:

     1.   Report of Independent Auditors.
     2.   Consolidated Statements of Balance Sheet at December 31, 1996 and
          1995.
     3. Consolidated Statements of Income for the Years ended December 31, 1996, 1995 and 1994.
     4. Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 1996, 1995 and 1994.
     5. Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994.
     6.   Notes to Consolidated Financial Statements
     7.   Ottawa Financial Corporation Quarterly Financial Data

      (2)  Financial Statement Schedules:

      All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

           (a) (3)  Exhibits:

Regulation                                                                                Reference to
S-K                                                                                      Prior Filing or
Exhibit                                                                                   Exhibit Number
Number                                         Document                                  Attached Hereto
------      ----------------------------------------------------------------             ---------------
  2         Plan of acquisition, reorganization, arrangement, liquidation or
            succession                                                                        (a)
  3         Certificate of Incorporation and Bylaws                                           (b)
  4         Instruments defining the rights of security holders, including indentures         (b)
  9         Voting trust agreement                                                            None
 10.1       Employment Agreements between the Bank and the following
            individuals:
               a.  Gordon L. Grevengoed                                                       (b)
               b.  Douglas J. Iverson                                                         (b)
               c.  Ronald L. Haan                                                             (d)
 10.2       Employee Stock Ownership Plan                                                     (b)
 10.3       1996 Stock Option and Incentive Plan                                              (c)
 10.4       Management Recognition Plan                                                       (c)
  11        Statement re: computation of per share earnings                                   11
  12        Statement re: computation of ratios                                          Not required
  13        Annual Report to Security Holders                                            Not required
  16        Letter re: change in certifying accountant                                        None
  18        Letter re: change in accounting principles                                        None
  21        Subsidiaries of Registrant                                                         21
  23        Consent of experts and counsel                                                     23
  24        Power of Attorney                                                            Not Required
  27        Financial Data Schedule                                                            27
  99        Additional exhibits                                                               None

-------------

(a) Filed as Exhibit B to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1995 (File No. 0-24118). Such plan is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Filed on March 18, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-76600), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(c) Filed as exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-24118). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(d) Filed as exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24118). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.


        (b)  Reports on Form 8-K:

        No Current Reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1996.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OTTAWA FINANCIAL CORPORATION




  Date: March 31, 1997                 By:  /s/ Gordon L. Grevengoed
        ------------------                 -----------------------------------
                                           Gordon L. Grevengoed, President and
                                            and Chief Executive Officer (Duly
                                            Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:  /s/ Gordon L. Grevengoed            By:  /s/ Gordon H. Cunningham
   ------------------------------------     ----------------------------------
   Gordon L. Grevengoed, President           Gordon H. Cunningham,
   Chief Executive Officer and Director      Chairman of the Board

Date: March 31, 1997                     Date: March 31, 1997
     ----------------------------------       --------------------------------

By:  /s/ Douglas J. Iverson              By: /s/ Ronald L. Haan
   ------------------------------------     ----------------------------------
   Douglas J. Iverson, Executive Vice       Ronald L. Haan, Senior Vice
   President, Chief Operating Officer,      President, Assistant Secretary and
   Secretary and Director                   Director

Date: March 31, 1997                     Date: March 31, 1997
     ----------------------------------       --------------------------------

By:  /s/ Leon E. Koop                    By:  /s/ Brian W. Koop
   ------------------------------------     ----------------------------------
     Leon E. Koop, Director                   Brian W. Koop, Director

Date: March 31, 1997                     Date: March 31, 1997
     ----------------------------------       --------------------------------

By:  /s/ Paul D. Winchester             By:  /s/ B. Patrick Donnelly, III
   ---------------------------------       ----------------------------------
   Paul D. Winchester, Director            B. Patrick Donnelly, III, Director


Date: March  31, 1997                   Date: March 31, 1997
     -------------------------------         --------------------------------


By:  /s/ Robert D. Kolk                 By:  /s/ G. W. Haworth
   ---------------------------------       ----------------------------------
Robert D. Kolk, Director                   G. W. Haworth, Director


Date: March  31, 1997                   Date: March  31, 1997
     -------------------------------         --------------------------------


By:  /s/ Jon Swets
   ---------------------------------
   Jon Swets, Vice President -
   Finance and Treasurer (Principal
   Financial and Accounting Officer)


Date: March 31, 1997
     -------------------------------

                               INDEX TO EXHIBITS






     Exhibit
     Number


       11          Statement re Computation of Earnings Per Share

       21          Subsidiaries of the Registrant

       23          Consent of Expert

       27          Financial Data Schedule