Form 10-Q
period 1997-03-31
OTTAWA FINANCIAL CORP
filed 1997-05-14
CIK 920604

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

Commission File Number 0-24118


                          OTTAWA FINANCIAL CORPORATION
                    -------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                 38-3172166
          --------                                 ----------
(State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

                 245 Central Avenue, Holland, Michigan  49423
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

Yes     X      No
      -----      ------
Class:
Common stock, $.01 par value     As of May 13, 1997, there were 4,920,551 shares
                                 outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

                                                                                                                   Page
                                                                                                                   ----
ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5-6

         Note to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8-13


                         Part II - Other Information

OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


PART 1
Item 1.                        OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (UNAUDITED)

                                                                     March 31, 1997                     December 31, 1996
                                                                     --------------                     -----------------
ASSETS
Cash and due from financial institutions                               $ 14,345,656                         $ 20,253,153
Interest-bearing demand deposits in other
  financial institutions                                                 17,155,602                            2,547,943
                                                                         ----------                         ------------
  Total cash and cash equivalents                                        31,501,258                           22,801,096

Securities available for sale                                            57,254,610                           62,906,089

Federal Home Loan Bank stock                                              7,058,225                            6,958,225
Loans receivable, net                                                   722,647,222                          715,550,668
Accrued interest receivable
  Loans                                                                   3,904,834                            3,893,220
  Securities                                                                865,807                              797,827
Real estate owned and real
  estate in judgment                                                         31,786                               37,767
Premises and equipment, net                                              14,458,804                           14,533,545
Acquisition intangibles                                                  15,161,535                           15,473,518
Other assets                                                              6,050,144                            5,353,640
                                                                          ---------                         -----------
  Total Assets                                                         $858,934,225                         $848,305,595
                                                                        ===========                         ============

LIABILITIES
Deposits                                                               $635,969,268                         $622,491,701
Federal funds purchased                                                                                        2,000,000
Federal Home Loan Bank advances                                         136,169,897                          139,169,897
Advances from borrowers for taxes
  and insurance                                                             994,436                              270,319
Accrued expenses and other liabilities                                    9,853,782                            7,457,728
                                                                          ---------                         ------------
  Total Liabilities                                                     782,987,383                          771,389,645
                                                                        -----------                         ------------

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
10,000,000 shares authorized; issued
5,965,853 shares at March 31, 1997
  5,962,534 shares at December 31, 1996                                      59,659                               59,625
Additional Paid-in Capital                                               61,217,991                           61,048,978
Retained earnings, substantially
  restricted                                                             33,953,168                           32,671,739
Net unrealized gain or (loss) on securities available
  for sale, net of tax                                                     (236,068)                             (79,032)
Employee Stock Ownership Plan
  (Unallocated Shares)                                                   (2,686,644)                          (2,806,280)
Management Recognition and
  Retention Plan (Unearned Shares)                                       (1,866,439)                          (1,977,393)
Less Cost of Common Stock in
  Treasury - 925,666 shares at
  March 31, 1997, 782,866 shares at
  December 31, 1996                                                     (14,494,825)                         (12,001,687)
                                                                       ------------                         ------------

Total Shareholders' Equity                                               75,946,842                           76,915,950
                                                                       ------------                         ------------

Total Liabilities and
  Shareholders' Equity                                                 $858,934,225                         $848,305,595
                                                                       ============                         ============

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                    Three Months Ended
                                                                                         March 31
                                                                            1997                              1996
                                                                            ----                              ----
Interest Income
     Loans                                                               $14,456,567                        $8,932,998
     Investment securities and
       equity investments                                                    961,510                         1,268,255
     Other interest and dividend income                                      204,033                           122,980
                                                                          ----------                        ----------
                                                                          15,622,110                        10,324,233
                                                                          ----------                        ----------

Interest Expense
     Deposits                                                              7,052,995                         4,507,529
     Federal Home Loan Bank advances                                       2,011,861                           831,629
     Other                                                                     3,968                             2,519
                                                                           ---------                         ---------
                                                                           9,068,824                         5,341,677
                                                                           ---------                         ---------
NET INTEREST INCOME                                                        6,553,286                         4,982,556

Provision for loan losses                                                    150,000                           113,793
                                                                           ---------                         ---------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                          6,403,286                         4,868,763
                                                                           ---------                         ---------

Noninterest income
     Service charges and other fees                                          536,584                           745,027
     Mortgage servicing fees                                                  63,364                            58,343
     Gain on sale of securities                                               63,745                            12,023
     Gain on sale of loans                                                    15,959                            54,398
     Other                                                                    41,752                            49,835
                                                                           ---------                         ---------
                                                                             721,404                           919,626
                                                                           ---------                         ---------

Noninterest expense
     Compensation and benefits                                             2,340,673                         1,896,628
     Occupancy                                                               330,431                           235,147
     Furniture, fixtures and equipment                                       256,184                           140,130
     Advertising                                                              86,650                            57,520
     FDIC deposit insurance premium                                           23,502                           233,332
     State single business tax                                                90,000                            71,444
     Data processing                                                         211,099                           217,624
     Professional services                                                    80,510                            93,531
     Acquisition intangibles amortization                                    311,983                           152,343
     Other                                                                   692,733                           667,609
                                                                           ---------                         ---------
                                                                           4,423,765                         3,765,308
                                                                           ---------                         ---------
INCOME BEFORE FEDERAL
     INCOME TAX EXPENSE                                                    2,700,925                         2,023,081

Federal income tax expense                                                   984,519                           726,906
                                                                           ---------                         ---------

NET INCOME                                                                $1,716,406                        $1,296,175
                                                                           =========                         =========

Earnings per common and common equivalent share                                  .34                               .24
                                                                                 ===                               ===

Dividends per common share                                                       .09                               .08
                                                                                 ===                               ===

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                            1997                      1996
                                                                                            ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                              $1,716,406               $1,296,175
    Adjustments to reconcile net income to net cash
         from operating activities
             Depreciation                                                                      269,990                  147,300
             Net amortization of security premiums and discounts                                91,217                   32,103
             Amortization of acquisition intangibles                                           311,983                  152,343
             Provision for loan losses                                                         150,000                  113,793
             Loss on limited partnership investments                                            23,615                   20,915
             ESOP expense                                                                      220,477                  203,363
             MRP expense                                                                       143,319                  139,347
             Origination of loans for sale                                                  (3,342,665)              (2,344,000)
             Proceeds from sale of loans originated for sale                                 3,358,624                2,398,398
             Gain on sale of loans                                                             (15,959)                 (54,398)
             Gain on sale of securities                                                        (63,745)                 (12,023)
    Changes in:
             Other assets                                                                   (1,188,700)                 (41,733)
             Other liabilities                                                               2,396,054                  985,822
                                                                                             ---------                ---------
                 Net cash from operating activities                                          4,070,616                3,037,405


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash paid for acquisition of AmeriBank (see Note 2)                                                         (22,958,606)
    Purchase of securities available for sale                                                  (95,815)              (2,000,000)
    Proceeds from calls and maturities of securities available for sale                      3,700,000                3,373,435
    Proceeds from sale of securities available for sale                                        160,620               18,236,280
    Purchases of FHLB stock                                                                   (100,000)              (1,000,000)
    Principal payments on mortgage-backed certificates                                       2,097,134                  672,801
    Purchases of loans                                                                        (909,662)                       0
    Loan originations and principal payments on loans                                       (6,336,892)             (23,218,995)
    Premises and equipment expenditures, net                                                  (195,249)                (264,090)
                                                                                             ---------                 -------
         Net cash from investing activities                                                (1,679,864)             (27,159,175)


                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                   CONTINUED

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                            1997                      1996
                                                                                            ----                      ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                                13,477,567                6,896,353
    Net decrease in Federal funds purchased                                                 (2,000,000)
    Proceeds from FHLB advances                                                             16,000,000               28,000,000
    Repayment of FHLB advances                                                             (19,000,000)              (4,890,000)
    Net increase in advances from borrowers                                                    724,117                1,497,362
    Proceeds from exercise of stock options                                                     35,841                        0
    Cash dividends paid                                                                       (434,977)                (414,087)
    Purchase of treasury shares                                                             (2,493,138)              (1,154,500)
                                                                                           -----------               ---------
         Net cash from financing activities                                                  6,309,410               29,935,128
                                                                                           -----------               ----------

Net change in cash and cash equivalents                                                      8,700,162                5,813,358

Cash and cash equivalents at beginning of year                                              22,801,096               15,867,787
                                                                                            ----------               ----------

Cash and cash equivalents at end of year                                                   $31,501,258              $21,681,145
                                                                                            ==========               ==========

Supplemental disclosures of cash flow information
    Cash paid during the year for
         Interest                                                                           $8,312,086               $3,950,695
         Income taxes                                                                                0                        0





          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1997

                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 1997, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1996.

         The acquisition of AmeriBank, Federal Savings Bank ("AFSB") was closed on February 13, 1996, therefore the financial results for the three months ended March 31, 1996 reflect the consolidation of financial information since that date. The financial results for the three months ended March 31, 1997 reflect the consolidation of financial information for the entire quarter.

         The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

         Earnings per common and common equivalent share for the quarter ended March 31, 1997, were computed by dividing net income for the quarter ended March 31, 1997 by 4,993,035, the weighted average number of shares outstanding and the weighted average number of common equivalent shares resulting from dilutive stock options and warrants for the quarter ended March 31, 1997.

         In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). The Corporation adopted SFAS No. 125 on January 1, 1997, as required. The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Management does not expect the Statement to have a material impact on the consolidated financial condition or results of operations of the Corporation for 1997.

         In March 1997, the FASB issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), revising the accounting requirements for calculating earnings per share. The Statement will require the reporting of basic earnings per share which is to be calculated solely on average common shares outstanding.
In addition, the statement requires the reporting of diluted earnings per share which is to reflect the potential dilution of stock options and other potential dilutive shares. All prior calculations will be restated in 1997 to meet the new presentation requirements. The Corporation's earnings per common and common equivalent share amounts as reported for the first quarter of 1997 and prior years, are expected to be comparable in amount to the calculations of basic earnings per share for such periods. As the Corporation has not had significant dilution from its stock equivalents, basic earnings per share amounts reported will not be significantly higher than diluted earnings per share amounts for corresponding years.

                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

         The following discussion compares the financial condition of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank") at March 31, 1997 to December 31, 1996 and the results of operations for the three months ended March 31, 1997, compared to the same period in 1996. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

         When used in this Quarterly Report on Form 10-Q, the words or phrases "will likely result", "are expected to", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical performance and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Corporation does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

         The Corporation's total assets increased to $858.9 million at March 31, 1997 from $848.3 million at December 31, 1996. Most of the growth was in interest-bearing deposits with financial institutions and loans. The increase in loans and liquid assets was funded from the proceeds received from the call and maturity of securities and the significant growth in deposits.

         Net loans receivable increased to $722.6 million at March 31, 1997 from $715.6 million at December 31, 1996. Most of this growth was in new originations of one-to-four family first mortgage loans, which was funded entirely by retail deposits as opposed to wholesale funding sources. While the pace of growth during the first quarter of 1997 was not as significant as that experienced during 1996, the increase in loans of $7.0 million reflects a continued healthy loan demand in our market area.

         Deposits increased $13.5 million to $636.0 million at March 31, 1997, from $622.5 million at December 31, 1996. This represents an annualized growth rate of 8.8%. Approximately 75% of this growth was in a special two year Certificate of Deposit product, while the remaining increase was in money market demand accounts. The growth in deposits is attributable to effective matching of deposit products to market needs and advertising.

         Federal Home Loan Bank advances decreased to $136.3 million at March 31, 1997 from $139.2 million at December 31, 1996. The increased liquidity experienced from the growth in deposits enabled the institution to payoff approximately $3.0 million in advances at the time of maturity.

         The primary change in total shareholders' equity related to additional repurchases of the Corporation's outstanding shares of common stock. During the first quarter of 1997, 142,800 shares were repurchased at an average price of $17.46 per share. The stock buy back has enhanced the Corporation's return on equity and earnings per share.

         During the first quarter of 1997, the Corporation declared a cash dividend of $.09 per share. Dividends declared as a percentage of earning per share was 26.5% for the three month period ended March 31, 1997.


AVERAGE BALANCES, INTEREST RATES AND YIELDS

         The following tables present for the periods indicated the total dollar amount of interest income earned on average interest-earning assets and the resultant yields, as well as the amount of interest expense paid on average interest-bearing liabilities, and the resultant rates.

                                                   Three Months Ended                          Three Months Ended
                                                     March 31, 1997                              March 31, 1996
                                          ------------------------------------        ----------------------------------
                                            Average        Interest                    Average        Interest
                                          Outstanding       Earned/    Yield/         Outstanding      Earned     Yield/
                                            Balance          Paid      Rate             Balance        /Paid      Rate
                                          ------------------------------------        ----------------------------------
                                                                  (Dollars in Thousands)
Interest-Earning Assets:
  Loans receivable (1) (2)                $718,216        $14,469      8.06%         $439,353      $ 8,933        8.13%
  Securities (2)                            61,709            989      6.40            78,926        1,268        6.43
  Other interest-earning assets             13,387            204      6.10             8,851          123        5.56
                                          --------         ------                    --------       ------
    Total interest-earning assets         $793,312        $15,662      7.90          $527,130      $10,324        7.84
                                          --------         ------                    --------       ------
Interest-Bearing Liabilities:
  Demand and NOW deposits                 $146,594        $ 1,382      3.83          $ 77,406        $ 759        3.94
  Savings deposits                          66,724            403      2.45            59,243          377        2.56
  Certificate accounts                     386,560          5,268      5.54           248,155        3,372        5.47
  FHLB advances                            140,337          2,012      5.83            56,946          831        5.87
  Other interest-bearing liabilities           197              4      8.16               134            3        8.96
                                          --------         ------                    --------       ------
    Total interest-bearing liabilities    $740,412        $ 9,069      4.97          $441,884      $ 5,342        4.86
                                          --------         ------                    --------       ------
  Net interest income                                     $ 6,593                                  $ 4,982
                                                           ======                                   ======
  Net interest rate spread                                             2.93%                                      2.98%
                                                                       ====                                       ====
  Net earning assets                      $ 52,900                                   $ 85,246
                                          ========                                   ========
  Net yield on average
    interest-earning assets                                            3.32%                                      3.79%
                                                                       ====                                       ====

 Average interest-earning assets
    to average interest-bearing
    liabilities                                              1.07x                                    1.19x
                                                           ======                                   =======

--------------------

(1) Calculated net of deferred loan fees, loan discounts, loans in process, and loan reserves.
(2) Tax exempt interest on loans and securities has been converted to a fully - taxable equivalent basis.

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

                                                  Three Months Ended
                                                       March 31
                                                    1997 vs. 1996
                                        --------------------------------------
                                               Increase
                                              (Decrease)
                                                Due to
                                        ----------------------- Total Increase
                                           Volume        Rate       (Decrease)
                                        --------------------------------------
                                               (Dollars in Thousands)
Interest-earning assets:
   Loans receivable                        $5,617       $(81)         $5,536
   Securities - Taxable                      (276)        (3)           (279)
   Other interest-earning assets               68         13              81
                                            -----       -----         ------
    Total interest-earning assets          $5,409       $(71)         $5,338
                                            =====       =====         ======
Interest-bearing liabilities:
   Demand and NOW deposits                    651        (28)            623
   Savings deposits                            44        (18)             26
   Certificate accounts                     1,886         10           1,896
   Borrowings                               1,195        (14)          1,181
   Other interest-bearing liabilities           1                          1
                                            -----       -----         ------
    Total interest-bearing liabilities     $3,777       $(50)         $3,727
                                            =====       =====         ======
Net interest income                                                   $1,611
                                                                      ======


RESULTS OF OPERATIONS

         The acquisition of AmeriBank, Federal Savings Bank ("AFSB") was closed on February 13, 1996, therefore the financial results for the three months ended March 31, 1996 reflect the consolidation of financial information since that date. The financial results for the three months ended March 31, 1997 reflect the consolidation of financial information for the entire quarter.

         Net income after tax was $1.7 million or $.34 per share for the first quarter of 1997, compared to net income of $1.3 million or $.24 per share for the same period in 1996. This represents a 42% increase in earnings per share ("EPS"). In addition to the increase in net income, EPS was also positively impacted by the stock buy back activity discussed above.

         To supplement the EPS information typically disclosed, the Corporation is providing "cash" or "tangible" EPS as an alternative measure for evaluating the Corporation's ability to grow tangible capital. The calculations of cash earnings per share were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The cash EPS for the first quarter of 1997 was $.45, which is $.11 per share higher than the standard EPS, compared to a cash EPS of $.31 for the first quarter of 1996, showing a 45% improvement. This measure is described more fully in the 1996 Annual Report to shareholders.

         Net interest income increased $1.6 million on a tax equivalent basis for the three months ended March 31, 1997 as compared to the same period in 1996. The yield on total interest-earning assets increased while the yield on individual components of earning assets declined due to an increase in the loan portfolio as a percent of total interest-earning assets. A shift in mix also caused an increase in the total cost of interest-bearing liabilities even though rates on individual components of liabilities remained relatively stable or declined. The most significant mix change in liabilities was the increase in FHLB advances to total liabilities.

         With the net interest rate spread declining only slightly to 2.93% for the three months ended March 31, 1997 from 2.98% for the same period in 1996, the overall increase in net interest income reflects the positive impact of volume increases caused by the AFSB acquisition and internal growth experienced during 1996 and the first quarter of 1997. While the net interest rate spread remained relatively consistent between the two periods, the net interest margin decreased from 3.79% for the three months ended March 31, 1996 to 3.32% for the three months ended March 31, 1997. The reduction in net interest margin was primarily the result of the Corporation becoming more leveraged through acquisition and internal growth. This increase in leveraging is reflected in the ratio of average interest-earning assets to average interest- bearing liabilities, which declined to 1.07x for the three months ended March 31, 1997 compared to 1.19x for the same period in 1996.

         The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision of $150,000 for the three months ended March 31, 1997 was for the purpose of growing the allowance for loan loss balance to keep pace with the loan growth and prepare for the higher risk of loss associated with management's intention to increase the commercial and consumer loan portfolios.

         The allowance is maintained by management at a level considered adequate to cover possible loan losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. Although the level of non-performing assets is considered in establishing the allowance for loan losses balance, variations in non-performing loans have not been meaningful based upon the Corporation's past loss experience and, as such, have not had a significant impact on the overall level of the allowance for loan losses. Delinquent loans more than 90 days are put on non-accrual status unless they are adequately collateralized and in the process of collection (see discussion on non-performing assets and allowance for loan losses).

         Noninterest income declined $198,000 in the first quarter of 1997 compared to the same period in 1996. The decrease was primarily in the area of deposit service charges which did not increase consistently with the growth in deposits due to the composition of deposits and related terms for generating service charge income. In addition, there was a decline in gains on sales of loans due to rising interest rates for most of the first quarter.

         Noninterest expense increased to $4.4 million for the three months ended March 31, 1997 from $3.8 million for the three months ended March 31, 1996. The higher level of noninterest expense was due primarily to the inclusion of AFSB for a full quarter in 1997 compared to only a partial quarter in 1996. Noninterest expense items fluctuating consistent with the full versus partial quarter relationship were compensation and benefits; occupancy; furniture, fixtures and equipment; advertising; single business tax and acquisition intangibles amortization.

         There was a significant reduction in FDIC insurance due to the lowering of insurance premiums for SAIF-insured deposits in 1997. The FDIC insurance expense for the first quarter of 1997 also reflects a one-time refund of insurance premium in the amount of $75,000, therefore expense for this quarter would have been approximately $100,000 which is a level that will more likely be representative of future quarters.

         Data processing expense, although consistent in dollar level with 1996, reflects a decrease due to 1996 being a partial quarter with AFSB. This decrease is the result of economies of operations achieved through the acquisition. Other economies of operation have been achieved and are reflected in the level of other noninterest expenses.

         Income tax expense for the first quarter of 1997 was $985,000 compared to $727,000 for the same period in 1996. The effective tax rate for the three months ended March 31, 1997 was 36.45% compared to 35.93% for the three months ended March 31, 1996. The primary reason for the increase in the effective tax rate was due to the amortization of three months of goodwill related to the AFSB acquisition, which is not deductible for tax purposes, for the first quarter of 1997 compared to one and a half months worth of amortization for the same period in 1996.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The Corporation's non-performing assets decreased $226,000 from $2.9 million at
December 31, 1996 to $2.7 million at March 31, 1997.   At March 31, 1997, the
percentage of non-performing assets to total assets was .31% compared to .34% at December 31, 1996. The Corporation's allowance for loan losses as a percentage of non-performing assets at March 31, 1997 was 112.26% compared to 106.97% at December 31, 1996.

Non-accruing loans at March 31, 1997 consisted of $974,000 of residential mortgage loans, $305,000 of consumer loans and $113,000 of commercial business loans. Included in the non-accruing residential mortgage loans were $616,000 of loans to the same borrower secured by 22 individual rental units. The Bank has exercised its assignment of rents provision under the mortgage documents giving the Bank the right to receive the rents directly and to engage a new property management company, which it has done. The loans have an estimated loan-to-value ratio of 66%.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio at March 31, 1997 and December 31, 1996.

                                                           March 31              December 31
                                                            1997                    1996
                                                          ----------             -----------
                                                               (Dollars in Thousands)
Non-accruing loans                                        $1,391                    $2,123
Accruing loans delinquent more than 90 days:
  One- to four-family                                        414                       132
  Commercial and multi-family real estate                    713                       426
  Consumer                                                     0                        55
                                                           -----                     -----
     Total                                                 2,518                     2,736
                                                           -----                     -----
Foreclosed assets:
  One- to four-family                                         32                        38
  Consumer                                                   149                       151
                                                           -----                     -----
     Total                                                   181                       189
                                                           -----                     -----
Total non-performing assets                               $2,699                    $2,925
                                                           =====                     =====
Total as a percentage of total assets                        .31%                      .34%
                                                           =====                     =====


LIQUIDITY

         The Bank is required to maintain minimum levels of liquid assets of 5% as defined by Bank regulators. The Bank's liquidity ratio of 9.27% at March 31, 1997 complies with minimum levels and is up from the December 31, 1996 level of 8.40%. The Bank anticipates it will have sufficient funds available to meet current loan commitments through growth of deposits, amortization of loans and additional FHLB borrowings, if necessary.


CAPITAL RESOURCES

         The Bank is subject to capital to asset requirements in accordance with Bank regulations. There has been no significant change in the level of the Bank's regulatory capital relative to the requirements since December 31, 1996. The Bank remains well capitalized under the prompt corrective action regulations.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

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

Item 6   Exhibits and Reports on Form 8-K:

         (a)       Exhibit 3(ii) - By-Laws, as amended

         (b)       Exhibit 11 Statement - Re: Computation of per Share Earnings

         (c)       Exhibit 27 - Financial Data Schedule (electronic filing only)

                                  SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          OTTAWA FINANCIAL CORPORATION

Date:  May 13, 1997                               /s/ Gordon L. Grevengoed
       ------------                               ------------------------
                                                  Gordon L. Grevengoed
                                                  President and Chief Executive
                                                  Officer

Date:  May 13, 1997                               /s/ Jon W. Swets
       ------------                               ------------------------
                                                  Jon W. Swets
                                                  Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
 3(ii)                    By - Laws, as amended

 11                       Statement - Re:  Computation of per share earnings.

 27                       Financial Data Schedule (electronic filing only)
