Form 10-Q
period 1997-06-30
OTTAWA FINANCIAL CORP
filed 1997-08-12
CIK 920604

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

Commission File Number 0-24118


                          OTTAWA FINANCIAL CORPORATION
                      ----------------------------------
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

Class:
Common stock, $.01 par value            As of July 29, 1997, there were 4,910,853 shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:


                                                                           Page
                                                                           ----
ITEM 1 - FINANCIAL STATEMENTS


      Consolidated Statements of Financial Condition........................3

      Consolidated Statements of Operations.................................4

      Consolidated Statements of Cash Flows...............................5-6

      Notes to the Consolidated Financial Statements........................7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS...............................8-13




                          Part II - Other Information


OTHER INFORMATION..........................................................14

SIGNATURES.................................................................14

EXHIBIT INDEX..............................................................15

PART 1                  OTTAWA FINANCIAL CORPORATION
Item 1.        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)


                                                                           June 30, 1997       December 31, 1996
                                                                           -------------       -----------------
                                                                                   (Dollars in Thousands)
ASSETS
Cash and due from financial institutions                                     $ 25,696             $ 20,253
Interest-bearing demand deposits in other
 financial institutions                                                         2,430                2,548
                                                                             --------             --------
 Total cash and cash equivalents                                               28,126               22,801

Securities available for sale                                                  55,041               62,906

Federal Home Loan Bank stock                                                    7,308                6,958
Loans receivable, net                                                         731,909              715,551
Accrued interest receivable
 Loans                                                                          4,021                3,893
 Securities                                                                       687                  798
Premises and equipment, net                                                    14,347               14,533
Acquisition intangibles                                                        14,857               15,474
Other assets                                                                    5,038                5,392
                                                                             --------             --------
 Total Assets                                                                $861,334             $848,306
                                                                             ========             ========

LIABILITIES
Deposits                                                                     $636,221             $622,492
Federal funds purchased                                                                              2,000
Federal Home Loan Bank advances                                               138,958              139,170
Advances from borrowers for taxes
 and insurance                                                                  3,527                  270
Accrued expenses and other liabilities                                          7,431                7,458
                                                                             --------             --------
 Total Liabilities                                                            786,137              771,390
                                                                             --------             --------

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
10,000,000 shares authorized; issued
5,969,983 shares at June 30, 1997
 5,962,534 shares at December 31, 1996                                             60                   60
Additional Paid-in Capital                                                     61,376               61,048
Retained earnings, substantially restricted                                    35,455               32,672
Net unrealized gain or (loss) on securities available
 for sale, net of tax                                                            (135)                 (79)
Employee Stock Ownership Plan
 (Unallocated Shares)                                                          (2,568)              (2,806)
Management Recognition and
 Retention Plan (Unearned Shares)                                              (1,598)              (1,977)
Less Cost of Common Stock in
 Treasury - 1,056,830 shares at
 June 30, 1997, 782,866 shares at
 December 31, 1996                                                            (17,393)             (12,002)
                                                                             --------             --------

Total Shareholders' Equity                                                     75,197               76,916
                                                                             --------             --------

Total Liabilities and Shareholders' Equity                                   $861,334             $848,306
                                                                             ========             ========



          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                     Three Months Ended      Six Months Ended
                                                          June 30                 June 30
                                                     1997        1996         1997        1996
                                                   --------   ---------     --------    --------
                                                              (Dollars in Thousands)
Interest Income
   Loans                                             $14,987     $12,450       $29,444    $21,383
   Investment securities and
     equity investments                                  966       1,283         1,927      2,478
   Other interest and dividend income                    270         172           474        368
                                                     -------     -------       -------    -------
                                                      16,223      13,905        31,845     24,229
                                                     -------     -------       -------    -------

Interest Expense
   Deposits                                            7,227       6,572        14,280     11,080
   Federal Home Loan Bank advances                     2,076       1,171         4,088      2,002
   Other                                                   5           4             9          7
                                                     -------     -------       -------    -------
                                                       9,308       7,747        18,377     13,089
                                                     -------     -------       -------    -------
NET INTEREST INCOME                                    6,915       6,158        13,468     11,140

Provision for loan losses                                150         150           300        264
                                                     -------     -------       -------    -------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                       6,765       6,008        13,168     10,876
                                                     -------     -------       -------    -------

Noninterest income
   Service charges and other fees                        772         711         1,309      1,398
   Mortgage servicing fees                                79          79           142        158
   Gain on sale of loans                                   4          21            20         75
   Gain (loss) on sale of securities                      87          (7)          151         (4)
   Other                                                  95          98           136        174
                                                     -------     -------       -------    -------
                                                       1,037         902         1,758      1,801
                                                     -------     -------       -------    -------

Noninterest expense
   Compensation and benefits                           2,627       2,240         4,968      4,137
   Occupancy                                             303         290           633        524
   Furniture, fixtures and equipment                     258         191           514        331
   Advertising                                            75          55           162        112
   FDIC deposit insurance                                100         327           124        560
   State single business tax                              90          86           180        158
   Data processing                                       243         254           454        471
   Professional services                                  69          54           149        130
   Acquisition intangibles amortization                  305         309           617        463
   Other                                                 608         717         1,300      1,381
                                                     -------     -------       -------    -------
                                                       4,678       4,523         9,101      8,267
                                                     -------     -------       -------    -------
INCOME BEFORE FEDERAL
   INCOME TAX EXPENSE                                  3,124       2,387         5,825      4,410

Federal income tax expense                             1,162         931         2,147      1,658
                                                     -------     -------       -------    -------

NET INCOME                                           $ 1,962     $ 1,456       $ 3,678    $ 2,752
                                                     =======     =======       =======    =======

Earnings  per share:
 Primary                                                 .39         .28           .73        .52
                                                         ===         ===           ===        ===
 Fully diluted                                           .39         .28           .72        .52
                                                         ===         ===           ===        ===

Dividends per common share                               .10         .08           .19        .16
                                                         ===         ===           ===        ===



          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                    Six Months Ended
                                                                                        June 30
                                                                                1997                1996
                                                                              --------            --------
                                                                                (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $ 3,678             $ 2,752
   Adjustments to reconcile net income to net cash
       from operating activities
           Depreciation                                                           536                 346
           Net amortization of security premiums and discounts                    192                 140
           Amortization of acquisition intangibles                                617                 457
           Provision for loan losses                                              300                 264
           Loss on limited partnership investments                                 24                  42
           ESOP expense                                                           477                 407
           MRP expense                                                            302                 285
           Origination of loans for sale                                       (6,823)             (4,032)
           Proceeds from sale of loans originated for sale                      6,843               4,107
           Gain on sale of loans                                                  (20)                (75)
           Gain on sale of securities                                            (151)
   Changes in:
           Other assets                                                           297                (296)
           Other liabilities                                                      (27)                (73)
                                                                              -------             -------
               Net cash from operating activities                               6,245               4,324
                                                                              -------             -------


CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash paid for acquisition of AmeriBank                                                     (22,959)
   Purchase of securities available for sale                                   (4,161)             (8,337)
   Proceeds from calls and maturities of securities available for sale          8,020               8,314
   Proceeds from sale of securities available for sale                            299              24,976
   Purchases of FHLB stock                                                       (350)             (1,300)
   Principal payments on mortgage-backed certificates                           3,627               1,860
   Purchases of loans                                                          (2,367)             (6,591)
   Loan originations net of principal payments on loans                       (14,291)            (64,240)
   Premises and equipment expenditures, net                                      (350)               (929)
                                                                              -------             -------
       Net cash from investing activities                                      (9,573)            (69,206)
                                                                              -------             -------

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                   CONTINUED


                                                                     Six Months Ended
                                                                          June 30
                                                                 1997                 1996
                                                               ---------            --------
                                                                  (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                      13,729              25,503
   Net decrease in Federal funds purchased                       (2,000)
   Proceeds from FHLB advances                                   47,000              41,539
   Repayment of FHLB advances                                   (47,212)
   Net increase in advances from borrowers                        3,257               3,237
   Proceeds from exercise of stock options                          165                 480
   Cash dividends paid                                             (895)               (831)
   Purchase of treasury shares                                   (5,391)             (3,846)
                                                               --------             -------
       Net cash from financing activities                         8,653              66,082
                                                               --------             -------

Net change in cash and cash equivalents                           5,325               1,200
                                                               --------             -------
Cash and cash equivalents at beginning of year                   22,801              15,868
                                                               --------             -------

Cash and cash equivalents at end of year                       $ 28,126             $17,068
                                                               ========             =======

Supplemental disclosures of cash flow information
   Cash paid during the year for
       Interest                                                $ 18,865             $12,749
       Income taxes                                               1,665               1,020

Supplemental disclosure of noncash financing activities
   Forfeiture of  MRP shares                                        110






          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED JUNE 30, 1997

                                  (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 1997, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1996.

     The Corporation acquired AmeriBank, Federal Savings Bank ("AFSB") on February 13, 1996. Therefore the financial results for the six months ended June 30, 1996 reflect the consolidation of financial information since that date. The financial results for the three and six months ended June 30, 1997 reflect the consolidation of financial information for the entire quarter and semi-annual period.

     The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

     Earnings per share for the quarter ended June 30, 1997, were computed by dividing net income for the quarter ended June 30, 1997 by 5,004,150 shares for primary and 5,031,567 shares for fully diluted. Earnings per share for the six months ended June 30, 1997, were computed by dividing net income for the six months ended June 30, 1997 by 5,004,534 shares for primary and 5,097,110 shares for fully diluted. The shares are based on the weighted average number of shares outstanding and reflect common stock equivalents.

                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


     The following discussion compares the financial condition of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank") at June 30, 1997 to December 31, 1996 and the results of operations for the three and six months ended June 30, 1997, compared to the same periods in 1996. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

     When used in this Quarterly Report on Form 10-Q, the words or phrases "will likely result", "are expected to", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical performance and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Corporation does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

     The Corporation's total assets increased to $861.33 million at June 30, 1997 from $848.31 million at December 31, 1996. Most of the growth was in loans and liquid assets, which was funded from the proceeds received from the call and maturity of securities and the growth in deposits.

     Net loans receivable increased to $731.91 million at June 30, 1997 from $715.55 million at December 31, 1996. Most of this growth was in new originations of commercial and consumer loans, which was funded primarily by retail deposits as opposed to wholesale funding sources.

     Deposits increased $13.73 million to $636.22 million at June 30, 1997,
from $622.49 million at December 31, 1996.   Approximately 75% of the growth
was in certificates of deposits, while the remaining increase was in money market savings and demand accounts. While the pace of growth during the first half of 1997 was not as significant as that experienced during 1996, the increase in deposits reflects the Bank's matching of deposit products to market needs and its advertising.

     The primary change in total shareholders' equity related to additional repurchases of the Corporation's outstanding shares of common stock. During the first six months of 1997, 273,964 shares were repurchased at an average price of $19.68 per share, which both completed the repurchase plan approved in December 1996 and began a new repurchase plan approved in June 1997. Under the new repurchase plan, the Corporation received approval to repurchase an additional 5% (245,973 shares) of its outstanding shares of stock. The stock buy back has enhanced the Corporation's return on equity and earnings per share.


AVERAGE BALANCES, INTEREST RATES AND YIELDS

     The following tables present for the periods indicated the total dollar amount of interest income earned on average interest-earning assets and the resultant yields, as well as the amount of interest expense paid on average interest-bearing liabilities, and the resultant rates.

                                                   Six Months Ended                        Six Months Ended
                                                    June 30, 1997                           June 30, 1996
                                        --------------------------------           -----------------------------------
                                           Average     Interest                       Average
                                         Outstanding    Earned/  Yield/             Outstanding    Interest    Yield/
                                           Balance       Paid     Rate                Balance     Earned/Paid   Rate
                                        --------------------------------           -----------------------------------
                                                                 (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable (1) (2)                  $725,098     $29,468    8.13%              $526,727     $21,401    8.13%
 Securities (2)                              59,144       1,979    6.67                 83,591       2,517    6.47
 Other interest-earning assets               14,596         474    6.50                  7,188         368    6.37
                                           --------     -------   ------              --------     -------   ------
  Total interest-earning assets            $798,838     $31,921   7.99%               $617,506     $24,286    7.87%
                                           --------     -------   ------              --------     -------   -----
Interest-Bearing Liabilities:
 Demand and NOW deposits                   $149,164     $ 2,827    3.83%              $114,276     $ 1,975    3.48%
 Savings deposits                            67,083         801    2.42                 66,066         850    2.59
 Certificate accounts                       388,152      10,652    5.55                302,793       8,254    5.48
 FHLB advances                              141,248       4,088    5.85                 69,889       2,003    5.76
 Other interest-bearing liabilities             240           9    7.27                    182           7    7.80
                                           --------     -------   ------              --------     -------   ------
  Total interest-bearing liabilities       $745,887     $18,377    4.98%              $553,206     $13,089    4.76%
                                           --------     -------   -----               --------     -------   -----
 Net interest income                                    $13,544                                    $11,197
                                                        =======                                    =======
 Net interest rate spread                                          3.01%                                      3.11%
                                                                  =====                                      =====
 Net earning assets                        $ 52,951                                   $ 64,300
                                           ========                                   ========
 Net yield on average
  interest-earning assets                                          3.39%                                      3.63%
                                                                  =====                                      =====
 Average interest-earning assets
  to average interest-bearing
  liabilities                                              1.07x                                      1.12x
                                                           ====                                       ====





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



                                                      Six Months Ended
                                                          June 30
                                                       1997 vs. 1996
                                          --------------------------------
                                               Increase
                                              (Decrease)
                                                Due to
                                          ------------------
                                                                  Total
                                           Volume     Rate      Increase
                                                                (Decrease)
                                          --------------------------------
                                                   (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                           $8,062      $  5      $8,067
  Securities - Taxable                         (867)      328        (539)
  Other interest-earning assets                 166       (59)        107
                                             ------      ----      ------
   Total interest-earning assets             $7,361      $274      $7,635
                                             ======      =====     ======
Interest-bearing liabilities:
  Demand and NOW deposits                       647       205         852
  Savings deposits                               13       (62)        (49)
  Certificate accounts                        2,342        56       2,398
  Borrowings                                  2,065        20       2,085
  Other interest-bearing liabilities              2         0           2
                                             ------      ----      ------
   Total interest-bearing liabilities        $5,069      $219      $5,288
                                             ======      ====      ======
  Net interest income                        $2,292      $ 55      $2,347
                                             ======      ====      ======

RESULTS OF OPERATIONS

     The acquisition of AmeriBank, Federal Savings Bank ("AFSB") was closed on February 13, 1996, therefore the financial results for the three and six months ended June 30, 1996 reflect the consolidation of financial information since that date. The financial results for the three and six months ended June 30, 1997 reflect the consolidation of financial information for the entire quarter and semi-annual period.

     Net income for the quarter ended June 30, 1997 was $1.96 million or $.39 per share compared to net income of $1.46 million or $.28 per share for the same period in 1996. This represents a 39% increase in earnings per share ("EPS"). Net income for the six months ended June 30, 1997 was $3.68 million or $.73 per share compared to net income of $2.75 million or $.52 per share for the same period in 1996 representing a 40% increase in earnings per share. In addition to the increase in net income, EPS was also positively impacted by the stock buy back activity discussed above.

     To supplement the EPS information typically disclosed, the Corporation is providing "cash" or "tangible" EPS as an alternative measure for evaluating the Corporation's ability to grow tangible capital. The calculations of cash earnings per share were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The cash or tangible EPS for the second quarter of 1997 was $.50, which is $.11 per share higher than the standard EPS, compared to a cash EPS of $.38 for the second quarter of 1996, showing a 32% improvement. The cash or tangible EPS for the six months ended June 30, 1997 was $.95, which is $.22 per share higher than the standard EPS, compared to a cash EPS of $.69 for the same period in 1996, showing a 38% improvement. This measure and the factors influencing its calculation are described more fully in the 1996 Annual Report to shareholders.

     Net income for the quarter ended June 30, 1997 yielded a return on average equity of 10.31%, representing a 45% improvement over the return on average
equity achieved for the same period in 1996 of 7.13%.   Return on average
equity for the six months ended June 30, 1997 was 9.66% compared to 6.78% for the same period in 1996, representing a 42% improvement. The increase in the return on average equity is primarily attributable to the improved earnings resulting from the positive impact of capital leveraging experienced during 1996 and the first six months of 1997. The capital leveraging was achieved mostly through growth in assets and, to a lesser extent, through the stock buy back activity.

     Net interest income increased $2.35 million on a tax equivalent basis for the six months ended June 30, 1997 as compared to the same period in 1996.
The increase in net interest income is attributable to the positive impact of volume increases caused by the AFSB acquisition and internal growth experienced during 1996 and the first six months of 1997. While net interest income increased, there was a decline in the net interest spread, from 3.11% to 3.01%, and net interest margin, from 3.63% to 3.39%, for the six months ended June 30, 1996 compared to the same period in 1997, respectively. The yield on total interest-earning assets improved primarily due to an increase in the loan portfolio as a percent of total interest-earning assets. Offsetting this improvement in the yield on interest-earning assets was the increase in the cost of interest-bearing liabilities, resulting in a decline in the net
interest spread.   The cost of interest-bearing liabilities increased primarily due to an increase in FHLB advances as a percent of total interest-bearing liabilities, as well as a general rise in the rates of the significant interest-bearing liabilities. The reduction in net interest margin was partially the result of this spread decline, but also the result of the Corporation becoming more leveraged through acquisition and internal growth. This increase in leveraging is reflected in the ratio of average interest-earning assets to average interest-bearing liabilities, which declined to 1.07x for the six months ended June 30, 1997 compared to 1.12x for the same period in 1996.

     The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision of $300,000 for the six months ended June 30, 1997 has maintained the ratio of allowance for loan loses to total loans at a consistent level as the Corporation's credit risk profile has not changed dramatically. It is anticipated that the Corporation will increase its provision in future periods to prepare for the higher risk of loss associated with management's intention to increase the commercial and consumer loan portfolios.

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

     Noninterest income declined $43,000 in the six months ended June 30, 1997 compared to the same period in 1996. The decline is greater yet considering that the results in 1996 include AFSB for less than a full six month period. The decrease was primarily in the area of deposit service charges and ATM fees. Deposit service charges did not increase consistently with the growth in deposits due to the composition of deposits and related terms for generating
service charge income.   ATM fees declined due to new fees charged by
competitors for usage of their machines. As a result, AmeriBank customers used competitors' machines less often. Since AmeriBank charges its customers when they use a competitor's machine, fee income from this activity declined. In addition, there was a decline in gains on sales of loans due to less favorable market pricing during the first six months of 1997. Offsetting these decreases were gains on sales of securities of approximately $151,000 for the six months ended June 30, 1997.

     Noninterest expense increased to $4.68 and $9.10 million for the three and six months ended June 30, 1997 from $4.52 and $8.27 million for the three and six months ended June 30, 1996. Most components of noninterest expense are higher for the six months in 1997 compared to the same period in 1996 considering that the results in 1996 include AFSB for less than a full six month period. The increase in noninterest expense for the three months ended June 30, 1997 compared to 1996 is primarily attributable to the increase in compensation and benefits, offset by a reduction in FDIC premium and economies of operations achieved through the AFSB acquisition. The increase in compensation and benefits is due in part to a greater number of full-time equivalent employees and an increase in ESOP expense attributable to the higher market price of the Corporation's stock during 1997. The decrease in the FDIC deposit insurance reflects the lower charge of 6.5 cents per $100 of domestic deposits in 1997 versus the 23 cents per $100 of domestic deposits in 1996. Economies of operations have been achieved through the acquisition and are reflected in the lower levels of data processing and other noninterest expenses.

     The Corporation's efficiency ratio, defined as noninterest expense divided by the sum of net interest income and noninterest income, decreased from 63.84% for the six months ended June 30, 1996 to 60.14% for the same period in 1997.
A similar improvement was experienced for the second quarter of the year in which the efficiency ratio decreased from 63.88% in 1996 to 59.55% in 1997. This ratio demonstrates that while the absolute dollars of noninterest expense increased for the three and six months ended June 30, 1997 compared to the same periods in 1996, the Corporation's ability to generate revenues on those dollars improved.

     Income tax expense for the first six months of 1997 was $2.15 million compared to $1.66 million for the same period in 1996. The higher federal tax expense is primarily due to a higher level of pre-tax income, as well as six months worth of goodwill amortization, which is not deductible for tax purposes, in 1997 compared to four and a half months of amortization in 1996.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The Corporation's non-performing assets showed a nominal increase from $2.93
million at December 31, 1996 to $2.94 million at June 30, 1997.   The
percentage of non-performing assets to total assets was .34% at both June 30, 1997 and December 31, 1996. The Corporation's allowance for loan losses as a percentage of non-performing assets at June 30, 1997 was 115.31% compared to 106.97% at December 31, 1996. Non-accruing loans at June 30, 1997 consisted of $736,000 of residential mortgage loans, $366,000 of consumer loans and $237,000 of commercial business loans.

     The table below sets forth the amounts and categories of non-performing assets in the Corporation's loan portfolio at June 30, 1997 and December 31, 1996.

                                                June 30    December 31
                                                 1997         1996
                                              -----------  -----------
                                               (Dollars in Thousands)

Non-accruing loans                                $1,339       $2,123
Accruing loans delinquent more than 90 days:
One- to four-family                                  835          132
Commercial and multi-family real estate              505          426
Consumer                                               4           55
                                                  ------       ------
Total                                              2,683        2,736
                                                  ------       ------
Foreclosed assets:
One- to four-family                                   60           38
Consumer                                             198          151
                                                  ------       ------
Total                                                258          189
                                                  ------       ------
Total non-performing assets                       $2,941       $2,925
                                                  ======       ======
Total as a percentage of total assets                .34%         .34%
                                                  ======       ======

LIQUIDITY

     The Bank is required to maintain minimum levels of liquid assets of 5% as defined by Bank regulators. The Bank's liquidity ratio of 8.19% at June 30, 1997 complies with minimum levels and is down slightly from the December 31, 1996 level of 8.40%. The Bank anticipates it will have sufficient funds available to meet current loan commitments through growth of deposits, amortization of loans and additional FHLB borrowings, if necessary.


CAPITAL RESOURCES


     The Bank is subject to capital to asset requirements in accordance with Bank regulations. There has been no significant change in the level of the Bank's regulatory capital relative to the requirements since December 31, 1996. The Bank remains well capitalized under the prompt corrective action regulations.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

                          PART II - OTHER INFORMATION




Item 1  Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2  Changes in Securities:
               There are no matters required to be reported under this item.

Item 3  Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4  Submission of Matters to a Vote of Security Holders:
        On April 29, 1997, Ottawa Financial Corporation held its Annual Meeting of Stockholders ("Meeting").

        Stockholders of the Corporation voted on the following matters at the
        Meeting:



       Election of Directors                    Votes For                     Votes Withheld
        --------------------                    ---------                     ---------------
       Gordon H. Cunningham                     3,661,010                         37,363
       B. Patrick Donnelly III                  3,676,697                         22,006
       Robert D. Kolk                           3,664,712                         33,991

       Ratification of the appointment          Votes For                         Abstain               Votes Against
       of  Crowe, Chizek and Compamy as         ----------                        -------               --------------
       independent auditors of the Bank         3,669,867                         20,708                   18,128

Item 5  Other Information:
               There are no matters required to be reported under this item.

Item 6  Exhibits and Reports on Form 8-K:


     (a) Exhibit 11 Statement - Re: Computation of per Share Earnings

          (b) Exhibit 27 - Financial Data Schedule (electronic filing only)

          (c)  Reports on Form 8-K
                1.   The Corporation filed a Form 8-K dated
                     July 25, 1997 with the SEC, containing
                     a press release announcing  the conversion of AmeriBank
                from a federally chartered
                     savings bank to a Michigan state chartered savings bank.



                                  SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OTTAWA FINANCIAL CORPORATION



Date: August 11, 1997   Gordon L. Grevengoed
      ---------------   ----------------------------------
                        Gordon L. Grevengoed
                        President and Chief Executive Officer

Date: August 11, 1997   Jon W. Swets
      ---------------   ------------
                        Jon W. Swets
                        Chief Financial Officer

                                 EXHIBIT INDEX




EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------


  11            Statement - Re:  Computation of per share earnings.

  27            Financial Data Schedule (electronic filing only)