Form 10-Q
period 1997-09-30
OTTAWA FINANCIAL CORP
filed 1997-11-12
CIK 920604

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1997

Commission File Number  0-24118


                          OTTAWA FINANCIAL CORPORATION
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)



            Delaware                                       38-3172166
            --------                                       ----------
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)



                 245 Central Avenue, Holland, Michigan,  49423
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


Yes:  X    No:
     ---       ---

Class:  Common Stock - $.01 par Value

                As of November 5, 1997, there were 5,331,170 shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                        PART I -- FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:



                                                                   Page
                                                                   ----
ITEM 1  FINANCIAL STATEMENTS

          Consolidated Statements of Financial Condition .............. 3

          Consolidated Statements of Operations ....................... 4

          Consolidated Statements of Cash Flows ................... 5 - 6

          Notes to the Consolidated Financial Statements .............. 7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ...................... 8 - 13


                         PART II -- OTHER INFORMATION

OTHER INFORMATION .................................................... 14

SIGNATURES ........................................................... 15

EXHIBIT INDEX ........................................................ 16

PART I
Item 1
                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                September 30, 1997  December 31, 1996
                                                                                ------------------  -----------------
                                                                                        (Dollars in Thousands)
ASSETS
Cash and due from financial institutions                                              $ 23,482           $ 20,253
Interest-bearing demand deposits in other financial institutions                         4,230              2,548
                                                                                      --------           --------
    Total cash and cash equivalents                                                     27,712             22,801

Securities available for sale                                                           53,012             62,906

Federal Home Loan Bank stock                                                             7,308              6,958
Loans receivable, net                                                                  740,115            715,551
Accrued interest receivable
    Loans                                                                                4,039              3,893
    Securities                                                                             741                798
Premises and equipment, net                                                             14,718             14,533
Acquisition intangibles                                                                 14,552             15,474
Other assets                                                                             4,769              5,392
                                                                                      --------           --------
    Total Assets                                                                      $866,966           $848,306
                                                                                      ========           ========
LIABILITIES
Deposits                                                                              $642,008           $622,492
Federal funds purchased                                                                                     2,000
Federal Home Loan Bank advances                                                        138,958            139,170
Advances from borrowers for taxes and insurance                                          2,035                270
Accrued expenses and other liabilities                                                   8,229              7,458
                                                                                      --------           --------
    Total Liabilities                                                                  791,230            771,390
                                                                                      --------           --------
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
 10,000,000 shares authorized; issued
 5,984,147 shares at September 30, 1997,
 5,962,534 shares at December 31, 1996                                                      60                 60
Additional Paid-in Capital                                                              66,616             61,048
Retained earnings, substantially restricted                                             21,766             32,672
Net unrealized gain or (loss) on securities available for sale, net of tax                  10               (79)
Employee Stock Ownership Plan (Unallocated Shares)                                     (2,450)            (2,806)
Management Recognition and Retention Plan (Unearned Shares)                            (1,458)            (1,977)
Less Cost of Common Stock in
    Treasury -- 630,813 shares at
    September 30, 1997, 782,866 shares at
    December 31, 1996                                                                  (8,808)           (12,002)
                                                                                      --------           --------

Total Shareholders' Equity                                                              75,736             76,916
                                                                                      --------           --------

Total Liabilities and Shareholders' Equity                                            $866,966           $848,306
                                                                                      ========           ========


          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30                      September 30
                                                         1997            1996              1997            1996
                                                       -------         --------          -------          -------
                                                              (Dollars in Thousands, except per share data)
Interest income
   Loans                                               $15,249         $ 13,383          $44,694          $34,766
   Investment securities and equity investments            845            1,428            2,770            3,906
   Other interest and dividend income                      259              177              734              546
                                                       -------         --------          -------          -------
                                                        16,353           14,988           48,198           39,218
                                                       -------         --------          -------          -------
Interest expense
   Deposits                                              7,475            6,896           21,755           17,975
   Federal Home Loan Bank advances                       2,093            1,587            6,181            3,590
   Other                                                     1                6               10               13
                                                       -------         --------          -------          -------
                                                         9,569            8,489           27,946           21,578
                                                       -------         --------          -------          -------
NET INTEREST INCOME                                      6,784            6,499           20,252           17,640

Provision for loan losses                                  180              150              480              414
                                                       -------         --------          -------          -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      6,604            6,349           19,772           17,226
                                                       -------         --------          -------          -------
Noninterest income
   Service charges and other fees                          783              588            2,092            1,987
   Mortgage servicing fees                                  80               74              222              232
   Gain on sale of loans                                    21               18               41               93
   Gain (loss) on sale of securities                       (4)                               143              (4)
   Other                                                    62               76              202              248
                                                       -------         --------          -------          -------
                                                           942              756            2,700            2,556
                                                       -------         --------          -------          -------

Noninterest expense
   Compensation and benefits                             2,606            2,337            7,574            6,475
   Occupancy                                               313              287              947              811
   Furniture, fixtures and equipment                       265              214              779              545
   Advertising                                              75              161              237              273
   FDIC deposit insurance (Note 2)                         100            3,841              224            4,401
   State single business tax                               126               94              306              251
   Data processing                                         216              277              670              748
   Professional services                                    98              327              247              492
   Acquisition intangibles amortization                    305              306              922              769
   Other                                                   623              806            1,922            2,152
                                                       -------         --------          -------          -------
                                                         4,727            8,650           13,828           16,917
                                                       -------         --------          -------          -------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX EXPENSE          2,819          (1,545)            8,644            2,865

Federal income tax expense (benefit)                     1,089            (409)            3,236            1,249
                                                       -------         --------          -------          -------

NET INCOME (LOSS)                                      $ 1,730         $(1,136)          $ 5,408          $ 1,616
                                                       =======         ========          =======          =======
Earnings per share:
   Primary                                                $.31           $(.20)             $.97             $.28
                                                          ====           ======             ====             ====
   Fully diluted                                          $.30           $(.20)             $.93             $.28
                                                          ====           ======             ====             ====

Dividends per common share                                $.09             $.08             $.26             $.23
                                                          ====           ======             ====             ====


          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                     September 30
                                                                                   1997         1996
                                                                                -----------  -----------
                                                                                 (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $5,408       $1,616
   Adjustments to reconcile net income to net cash from operating activities
       Depreciation                                                                   802          588
       Net amortization of security premiums and discounts                            254          220
       Amortization of acquisition intangibles                                        922          769
       Provision for loan losses                                                      480          414
       Loss on limited partnership investments                                         63           63
       ESOP expense                                                                   778          607
       MRP expense                                                                    442          430
       Origination of loans for sale                                             (24,469)      (5,811)
       Proceeds from sale of loans originated for sale                             24,510        5,904
       Gain on sale of loans                                                         (41)         (93)
       Gain on sale of securities                                                   (143)
   Changes in:
       Other assets                                                                   545        1,337
       Other liabilities                                                              771        4,770
                                                                                 --------    ---------
           Net cash from operating activities                                      10,322       10,814
                                                                                 --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash paid for acquisition of AmeriBank                                                 (23,161)
   Purchase of securities available for sale                                     (16,823)     (10,351)
   Proceeds from calls and maturities of securities available for sale             19,316       15,802
   Proceeds from sale of securities available for sale                              2,324       24,976
   Purchases of FHLB stock                                                          (350)      (2,287)
   Principal payments on mortgage-backed certificates                               4,981        3,143
   Purchases of loans                                                             (3,607)     (17,757)
   Loan originations net of principal payments on loans                          (21,437)     (96,772)
   Premises and equipment expenditures, net                                         (987)      (2,030)
                                                                                 --------    ---------
       Net cash from investing activities                                        (16,583)    (108,437)
                                                                                 --------    ---------

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                   CONTINUED



                                                        Nine Months Ended
                                                           September 30
                                                        1997         1996
                                                     -----------  -----------
                                                     (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                             19,516       39,342
   Net decrease in Federal funds purchased             (2,000)
   Proceeds from FHLB advances                          49,000       96,000
   Repayment of FHLB advances                         (49,212)     (21,461)
   Net increase in advances from borrowers               1,765        1,409
   Proceeds from exercise of stock options                 204          508
   Proceeds from exercise of stock warrants                197
   Cash dividends paid                                 (1,358)      (1,270)
   Purchase of treasury shares                         (6,940)      (7,787)
                                                      --------     --------
       Net cash from financing activities               11,172      106,741
                                                      --------     --------

Net change in cash and cash equivalents                  4,911        9,118
                                                      --------     --------
Cash and cash equivalents at beginning of year          22,801       15,868
                                                      --------     --------

Cash and cash equivalents at end of year               $27,712      $24,986
                                                      ========     ========

Supplemental disclosures of cash flow information
   Cash paid during the year for
       Interest                                        $27,674      $19,831
       Income taxes                                      2,667        1,766




          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        QUARTER ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 1997, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1996.

     The Corporation acquired AmeriBank, Federal Savings Bank ("AFSB") on February 13, 1996. Therefore the financial results for the nine months ended September 30, 1996, reflect the consolidation of financial information since that date. The financial results for the three and nine months ended September 30, 1997, reflect the consolidation of financial information for the entire quarter and nine month period.

     The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

     Earnings per share for the quarter ended September 30, 1997, were computed by dividing net income for the quarter ended September 30, 1997 by 5,602,203 shares for primary and 5,711,861 shares for fully diluted. Earnings per share for the nine months ended September 30, 1997, were computed by dividing net income for the nine months ended September 30, 1997 by 5,556,956 shares for primary and 5,800,761 shares for fully diluted. The shares are based on the weighted average number of shares outstanding and reflect common stock equivalents.

     On August 28, 1997, the Corporation declared a 10% stock dividend, which was the first stock dividend declared by the Corporation. The stock dividend was paid from the Corporation's treasury shares and was accounted for at the market value of $25.00 per share on the record date. The balance of treasury shares was reduced at cost using the average cost method. All per share amounts have been retroactively adjusted to reflect this stock dividend.


NOTE 2 - SAIF ASSESSMENT

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

                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion compares the financial condition of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank") at September 30, 1997 to December 31, 1996 and the results of operations for the three and nine months ended September 30, 1997, compared to the same periods in 1996. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

     When used in this Quarterly Report on Form 10-Q, the words or phrases "will likely result", "are expected to", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties -- including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical performance and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Corporation does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

     The Corporation's total assets increased to $866.97 million at September 30, 1997 from $848.31 million at December 31, 1996. Most of the growth was in loans and liquid assets, which was funded from the proceeds received from the call and maturity of securities and the growth in deposits.

     Net loans receivable increased to $740.12 million at September 30, 1997 from $715.55 million at December 31, 1996. Most of this growth was in new originations of commercial and consumer loans, which were funded primarily by retail deposits as opposed to wholesale funding sources. The volume of loans originated for sale increased from $5.81 million for the nine months ended September 30, 1996 to $24.47 million for the same period in 1997, resulting from a change in the method of pricing mortgage loans to be sold. The Corporation moved from rate commitments based upon a sixty day delivery period to a thirty day delivery period to Freddie Mac, resulting in more competitive rates being offered to customers.

     Deposits increased $19.52 million to $642.01 million at September 30,
1997, from $622.49 million at December 31, 1996.   The areas of growth were
primarily in certificates of deposits and, to a lesser extent, money market savings accounts.

     The change in total shareholders' equity relates to the retention of net income for the nine months ended September 30, 1997, which was more than offset by quarterly cash dividends declared and additional repurchases of the Corporation's outstanding shares of common stock. During the first nine months of 1997, 367,875 shares were repurchased at an average price of $18.86 per share, which both completed the repurchase plan approved in December 1996 and began a new repurchase plan approved in June 1997. The stock buy back has enhanced the Corporation's return on equity and earnings per share.

     As discussed in Note 1 to the consolidated financial statements, the Corporation declared a 10% stock dividend on August 28, 1997. The stock dividend was paid from the Corporation's treasury shares and was recorded at the market price of the Corporation's stock on the date of record. The Corporation does not anticipate reducing the amount of the cash dividends as a result of the stock dividend.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

     The following tables present for the periods indicated the total dollar amount of interest income earned on average interest-earning assets and the resultant yields, as well as the amount of interest expense paid on average interest-bearing liabilities, and the resultant rates.


                                                 Nine Months Ended                            Nine Months Ended
                                                 September 30, 1997                           September 30, 1996
                                         ----------------------------------            --------------------------------
                                           Average                                       Average
                                         Outstanding   Interest      Yield/            Outstanding   Interest     Yield/
                                           Balance    Earned/Paid     Rate               Balance    Earned/Paid    Rate
                                         -----------  -----------    ------            -----------  -----------   ------
                                                                     (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable (1) (2)                  $729,849      $44,729      8.17 %             $573,174      $34,797    8.09 %
 Securities (2)                              56,933        2,839      6.63                 83,140        4,250    6.82
 Other interest-earning assets               14,047          734      6.98                  6,487          267    5.48
                                           --------      -------      ----               --------      -------    ----
    Total interest-earning assets          $800,829      $48,302      8.04 %             $662,801      $39,314    7.90 %
                                           --------      -------      ----               --------      -------    ----
Interest-Bearing Liabilities
 Demand and NOW deposits                   $149,498       $4,314      3.87 %             $122,145       $3,204    3.50 %
 Savings deposits                            66,574        1,195      2.41                 68,309        1,289    2.52
 Certificate accounts                       390,187       16,247      5.58                327,958       13,482    5.49
 FHLB advances                              140,476        6,178      5.90                 82,969        3,590    5.78
 Other interest-bearing liabilities             203           11      7.31                    234           13    6.68
                                           --------      -------      ----               --------      -------    ----
    Total interest-bearing liabilities     $746,938      $27,945      5.02 %             $601,615      $21,578    4.79 %
                                           --------      -------      ----               --------      -------    ----
Net interest income                                      $20,357                                       $17,736
                                                         =======                                       =======
Net interest rate spread                                              3.02 %                                      3.11 %
                                                                      ====                                        ====
Net interest earning assets                $ 53,891                                      $ 61,186
                                           ========                                      ========
Net yield on average
 interest-earning assets                                              3.39 %                                      3.57 %
                                                                      ====                                        ====
Average interest-earning assets
 to average interest-bearing
 liabilities                                               1.07x                                         1.10x
                                                           =====                                         =====


(1) Calculated net of deferred loan fees, loan discounts, loans in process, and loan reserves.
(2) Tax exempt interest on loans and securities has been converted to a fully-taxable equivalent basis.

RATE/VOLUME ANALYSIS

     The following table represents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the change related to changes in outstanding balances and that due to interest rate movements. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.


                                                     Nine Months Ended
                                                       September 30
                                                       1997 vs. 1996

                                             Increase (Decrease)
                                                   Due to          Total Increase
                                              Volume       Rate      (Decrease)
                                             -----------------------------------
                                                   (Dollars in Thousands)
Interest-earning assets:
   Loans receivable                           $9,599        $333          $9,932
   Securities                                (1,309)       (102)         (1,411)
   Other interest-earning assets                 379          88             467
                                             -------      ------         -------
      Total interest-earning assets           $8,669        $319          $8,988
                                             =======      ======         =======
Interest-bearing liabilities:
   Demand and NOW deposits                       767         343           1,110
   Savings deposits                             (32)        (62)            (94)
   Certificate accounts                        2,589         176           2,765
   Borrowings                                  2,528          60           2,588
   Other interest-bearing liabilities            (2)           0             (2)
                                             -------      ------         -------
      Total interest-bearing liabilities      $5,850        $517          $6,367
                                             =======      ======         =======
Net interest income                           $2,819      $(198)          $2,621
                                             =======      ======         =======


RESULTS OF OPERATIONS

     The acquisition of AmeriBank, Federal Savings Bank ("AFSB") was closed on February 13, 1996, therefore the financial results for the three and nine months ended September 30, 1996 reflect the consolidation of financial information since that date. The financial results for the three and nine months ended September 30, 1997 reflect the consolidation of financial information for the entire quarter and nine month period.

     Net income for the quarter ended September 30, 1997 was $1.73 million or $.31 per share compared to a net loss of $1.14 million or ($.20) per share for the same period in 1996. Net income for the nine months ended September 30, 1997 was $5.41 million or $.97 per share compared to net income of $1.62 million or $.28 per share for the same period in 1996. The results of operations for 1996 include the one-time assessment of $3.51 million relating to legislation signed into law on September 30, 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"). Net income and earnings per share for the quarter and nine months ended September 30, 1996, without the SAIF assessment, would have been $1.18 million or $.21 per share, and $3.93 million or $.68 per share, respectively. On a SAIF adjusted basis, earnings per share increased 48% for the quarter ended September 30, 1997 and 43% for the nine months ended September 30, 1997, compared to the same period in 1996. In addition to the increase in net income, earnings per share ("EPS") was also positively impacted by the stock buy back activity discussed above.

     To supplement the EPS information typically disclosed, the Corporation is providing "cash" or "tangible" EPS as an alternative measure for evaluating the Corporation's ability to grow tangible capital. The calculations of cash or tangible earnings per share were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The cash or tangible EPS for the third quarter of 1997 was $.41, which is $.10 per share higher than the standard EPS, compared to a SAIF adjusted tangible EPS of $.30 for the third quarter of 1996, showing a 37% improvement. The cash or tangible EPS for the nine months ended September 30, 1997 was $1.27, which is $.30 per share higher than the standard EPS, compared to a SAIF adjusted tangible EPS of $.93 for the same period in 1996, showing a 37% improvement. This measure and the factors influencing its calculation are described more fully in the 1996 Annual Report to Shareholders.

     Net income for the quarter ended September 30, 1997 yielded a return on average equity ("ROE") of 9.23%, representing a 54% improvement over the SAIF adjusted ROE achieved for the same period in 1996 of 6.01%. ROE for the nine months ended September 30, 1997 was 9.52% compared to a SAIF adjusted ROE of 6.49% for the same period in 1996, representing a 47% improvement. The increase in the return on average equity is primarily attributable to the improved earnings resulting from the positive impact of capital leveraging experienced during 1996 and the first nine months of 1997. The capital leveraging was achieved mostly through growth in assets and, to a lesser extent, through the stock buy back activity.

     Net interest income increased $2.62 million on a tax equivalent basis for the nine months ended September 30, 1997 as compared to the same periods in 1996. The increase in net interest income is attributable to the positive impact of volume increases caused by the AFSB acquisition and internal growth experienced during 1996 and the first nine months of 1997. While net interest income increased, there was a decline in the net interest spread, from 3.11% to 3.02%, and net interest margin, from 3.57% to 3.39%, for the nine months ended September 30, 1996 compared to the same period in 1997, respectively. The yield on total interest-earning assets improved primarily due to an increase in the loan portfolio as a percent of total interest-earning assets. Offsetting this improvement in the yield on interest-earning assets was the increase in the cost of interest-bearing liabilities, resulting in a decline in the net interest spread. The cost of interest-bearing liabilities increased primarily due to an increase in FHLB advances as a percent of total interest-bearing liabilities and, to a lesser extent, a shift in mix from lower costing demand deposit and savings accounts to higher costing money market demand and savings accounts, as well as a general rise in the rates of interest-bearing liabilities. The reduction in net interest margin was partially the result of this spread decline, but also the result of the Corporation becoming more leveraged through acquisition and internal growth. This increase in leveraging is reflected in the ratio of average interest-earning assets to average interest-bearing liabilities, which declined to 1.07x for the nine months ended September 30, 1997 compared to 1.10x for the same period in 1996.

     The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision of $480,000 for the nine months ended September 30, 1997 was for the purpose of growing the allowance for loan loss balance to keep pace with loan growth as the credit risk profile of the Corporation's loan portfolio has not changed dramatically. The Corporation anticipates that it will increase its allowance for loan loss balance in future periods to prepare for the higher risk of loss associated with management's intention to increase the commercial and consumer loan portfolios.

     The allowance is maintained by management at a level considered adequate to cover possible loan losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. Although the level of non-performing assets is considered in establishing the allowance for loan losses balance, variations in non-performing loans have not been meaningful based upon the Corporation's past loss experience and, as such, have not had a significant impact on the overall level of the allowance for loan losses. Delinquent loans more than 90 days are put on non-accrual status unless they are adequately collateralized and in the process of collection (see discussion on Non-Performing Assets and Allowance for Loan Losses below).

     Noninterest income increased to $942,000 and $2.70 million for the three and nine months ended September 30, 1997 from $756,000 and $2.57 million for the same period in 1996. The increase in noninterest income for the three months ended September 30, 1997 compared to 1996 is primarily attributable to an increase in deposit account service fees. During the third quarter of 1997, fee structures were modified to achieve more consistency between AmeriBank and AFSB. The primary areas of change related to assessing fees on savings accounts that fell below a minimum balance and checking accounts for which cancelled checks were returned to customers with monthly bank statements. Due to the nature of the fee assessments, it is expected that customer behavior will change and the level of fee income will
diminish from the third quarter of 1997.   For the nine months ended September
30, 1997, the increase in deposit account service fees was offset by declines in ATM fees and gains on sales of loans, and complimented by increases in gains on sales of securities. ATM fees declined due to new fees charged by competitors for usage of their machines. As a result, AmeriBank customers used competitors' machines less often. Since AmeriBank charges its customers when they use a competitor's machine, fee income from this activity declined. In addition, there was a decline in gains on sales of loans due to less favorable market pricing during the first nine months of 1997. For the nine months ended September 30, 1997, the Corporation had gains on sales of securities of approximately $143,000.

     Noninterest expense decreased to $4.73 and $13.83 million for the three and nine months ended September 30, 1997 from $8.65 and $16.92 million for the same periods in 1996. The decrease in noninterest expense for the three and nine months ended September 30, 1997 compared to 1996 is primarily attributable to the decrease in FDIC deposit insurance, data processing and professional services, offset by increases in compensation and benefits and depreciation expense. As discussed in Note 2 to the consolidated financial statements, the results of operations for 1996 include the one-time assessment of $3.51 million to recapitalize the SAIF. The additional decrease in the FDIC deposit insurance reflects the lower charge of 6.5 cents per $100 of domestic deposits in 1997 versus the 23 cents per $100 of domestic deposits in 1996. The 6.5 cent assessment in 1997 is entirely for debt service of the Financing Corporation (FICO), as the Corporation's rate of deposit insurance assessment is zero for 1997. During the third quarter of 1996, the Corporation recorded non-recurring expenses of approximately $400,000 as a result of its conversion to a new data processing system. During the first nine months of 1997, the Corporation has achieved economies of operations reflected in lower levels of data processing and other noninterest expenses and experienced cost savings as a result of reduced contracted services. The increase in compensation and benefits is due in part to a greater number of full-time equivalent employees and an increase in ESOP expense attributable to the higher market price of the Corporation's stock during 1997. The increase in depreciation expense relates to the depreciation of the new data processing equipment.

     The Corporation's efficiency ratio, defined generally as noninterest expense divided by the sum of net interest income and noninterest income, decreased from 65.08% for the nine months ended September 30, 1996 to 60.72% for the same period in 1997. A similar improvement was experienced for the third quarter of the year in which the efficiency ratio decreased from 67.35% in 1996 to 61.31% in 1997. The 1996 ratios have been adjusted for all non-recurring items, including the $3.51 million one-time SAIF assessment, $400,000 in data processing expenses and $218,000 of dividends received on the Corporation's investment in Minnesota Mutual Life Insurance Company. This ratio demonstrates that the Corporation's ability to generate revenues on its noninterest expense dollars has improved.

     Income tax expense for the first nine months of 1997 was $3.24 million compared to $1.25 million for the same period in 1996. The higher federal tax expense is primarily due to a higher level of pre-tax income, as well as a full nine months of goodwill amortization, which is not deductible for tax purposes, in 1997 compared to seven and one half months of amortization in 1996 based upon the date of the merger consumation.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES


     The Corporation's non-performing assets increased from $2.93 million at December 31, 1996 to $3.04 million at September 30, 1997. The percentage of non-performing assets to total assets was .35% at September 30, 1997, which was consistent with the December 31, 1996 ratio of .34%. The Corporation's allowance for loan losses as a percentage of non-performing loans at September 30, 1997 was 116.43% compared to 114.36% at December 31, 1996. Non-accruing loans at September 30, 1997 consisted of $1.54 million of residential mortgage loans, $395,000 of consumer loans and $161,000 of commercial business loans.

     The table below sets forth the amounts and categories of non-performing assets at September 30, 1997 and December 31, 1996.


                                             September 30         December 31
                                                 1997                1996
                                               --------            --------
                                                  (Dollars in Thousands)
Non-accruing loans                              $2,091              $2,123
Accruing loans delinquent more than 90 days:
  One- to four-family                              178                 132
  Commercial and multi-family real estate          505                 426
  Consumer                                           1                  55
                                                ------              ------
     Total                                       2,775               2,736
                                                ------              ------
Foreclosed assets:
  One- to four-family                               29                  38
  Consumer                                         239                 151
                                                ------              ------
     Total                                         268                 189
                                                ------              ------
Total non-performing assets                     $3,043              $2,925
                                                ======              ======
Total as a percentage of total assets              .35 %               .34 %
                                                ======              ======



LIQUIDITY

     The Bank anticipates it will have sufficient funds available to meet current loan commitments primarily through sales, calls and maturities of securities, loan payments and payoffs, and the growth of deposits. If necessary, the Bank has additional sources of liquidity from FHLB borrowings and unused lines of credit with correspondent banks. At September 30, 1997, the Corporation had commitments to make loans of $31.96 million, unused lines of credit of $42.06 million, and construction loans in process of $21.56 million.


CAPITAL RESOURCES

     The Bank is subject to capital to asset requirements in accordance with Bank regulations. There has been no significant change in the level of the Bank's regulatory capital relative to the requirements since December 31, 1996. The Bank remains "well capitalized" under the prompt corrective action regulations.

                          OTTAWA FINANCIAL CORPORATION

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                          PART II -- OTHER INFORMATION


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

Item 6   Exhibits and Reports on Form 8-K:

            (a)  Exhibit 11 Statement -- Re:  Computation of Per
                 Share Earnings

            (b)  Exhibit 27 -- Financial Data Schedule (Electronic
                 Filing Only)

            (c)  Reports on Form 8-K
                 1. The Corporation filed a Form 8-K dated September 2, 1997, containing a press release announcing the declaration of (i) its regular quarterly cash dividend of $.10 per share payable on September 30, 1997 to shareholders of record on September 10, 1997 and (ii) a 10% stock dividend payable on September 30, 1997 to shareholders of record on September 12, 1997.

                 2. The Corporation filed a Form 8-K dated October 2, 1997, containing a press release announcing the adjustments to its outstanding warrants as a result of the Corporation's recently declared stock dividend.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OTTAWA FINANCIAL CORPORATION


Date:  11/12/97                         Gordon L. Grevengoed
       --------                         ---------------------------------------
                                          Gordon L. Grevengoed
                                          President and Chief Executive Officer

Date:  11/12/97                         Jon W. Swets
       --------                         ---------------------------------------
                                          Jon W. Swets
                                          Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number        Description
--------------        -----------

     11               Statement -- Re:  Computation of Per Share Earnings.

     27               Financial Data Schedule (Electronic Filing Only).