Form 10-K405
period 1997-12-31
OTTAWA FINANCIAL CORP
filed 1998-03-30
CIK 920604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    -------------

                  Commission file number 0-24118

                          OTTAWA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           38-3172166
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


245 Central Avenue, Holland, Michigan                              49423
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (616) 393-7000
                                                    ---------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO .
                      -      -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 25, 1998, was $139.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 25, 1998, there were issued and outstanding 5,311,911 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended December 31, 1997. Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders for the year ended December 31, 1997.

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

         AmeriBank is the only operating subsidiary of Ottawa Financial. AmeriBank is a Michigan-chartered savings bank headquartered in Holland, Michigan. Originally organized in 1888, the Bank converted to a federal savings bank in 1988, changed its name in 1996 from Ottawa Savings Bank, FSB to AmeriBank, and converted to a state-chartered savings bank in July 1997. Its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). AmeriBank currently serves Allegan, Kent, Muskegon, Newaygo, Oceana and Ottawa Counties in Western Michigan through its 26 retail banking offices. At December 31, 1997, the Corporation had total assets of $885.8 million, deposits of $654.6 million and shareholders' equity of $76.4 million.

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

         AmeriBank offers a variety of individual and commercial deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook and statement savings accounts, interest and non-interest-bearing checking accounts, and money market and certificate accounts. The Bank also offers debit and credit cards as well as ATM services. AmeriBank solicits deposits from its market area only, and has never used brokers to obtain deposits.

         AmeriBank organized an insurance subsidiary in 1997 called AmeriPlan Financial Services, Inc. It is expected that the subsidiary will offer financial services that include fixed and variable annuities, mutual funds, discount brokerage services, life insurance products and financial planning.

         The executive offices of the Corporation are located at 245 Central Avenue, Holland, Michigan 49423. Its telephone number at that address is (616) 393-7000.

MARKET AREA

         AmeriBank's market area of Allegan, Kent, Muskegon, Newaygo, Oceana and Ottawa Counties located in western Michigan is diverse, consisting of two mid-sized cities, Grand Rapids and Muskegon, Holland, the headquarters for the Corporation, and rural areas. Grand Rapids is the second largest city in Michigan and has a solid and diverse economic base. Holland, the largest city in Ottawa County also has a solid and diverse economic base, which includes tourism, office furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, candy, food and construction supplies. Companies operating in the market area include Steelcase, Herman Miller, Amway, Haworth, Prince, General Motors, Gerber, SPX, Donnelly, Foremost Insurance and Meijers, Inc. Holland, situated on Lake Macatawa and Lake Michigan and Muskegon, situated on Muskegon Lake and Lake Michigan, benefit from tourism and recreational activities, which peak in the summer months.

         Much of AmeriBank's success as a home lender has been due to its market area's favorable population, housing and income demographics. While population growth has generally been static in Michigan since 1980, as its manufacturing base has declined, demographic trends in AmeriBank's market area reflect above-average population growth, including population growth in AmeriBank's market area of 6.7% since 1990. Income levels in the market area tend to approximate state and national averages. Unemployment in the area at December 31, 1997 was approximately 2.7% versus 3.5% for the State of Michigan as a whole.

LENDING ACTIVITIES

         General. The Bank has historically originated 30 year, fixed-rate mortgage loans secured by one- to four-family residences. Since 1978, however, the Bank has emphasized the origination of adjustable rate residential mortgage ("ARM") loans, call option and balloon payment loans, which has dramatically reduced its portfolio of long term fixed rate loans. Today the Bank continues to sell its 30 year fixed rate mortgage loans through its mortgage banking activities. These mortgage banking activities have generated income from the sale of mortgages in the secondary market and have increased income from loan servicing operations. Since the acquisition of AFSB in February 1996, the Bank has generated a larger percentage of consumer loans, commercial business loans and commercial real estate loans. The Bank continues to emphasize commercial and multi-family real estate, and commercial business loans as well as consumer loans which have higher yields than traditional one- to four-family loans. Most of the current growth in the Bank's loan portfolio for 1997 was in commercial business and consumer loans. Management's strategy has been to increase the percentage of assets in its portfolio with shorter maturities or terms to repricing, and in some cases higher yields, than traditional 30 years fixed rate residential mortgage loans.

         Loan officers and certain executive officers of the Bank have approval authority on loans depending on type and amount. Loans greater than $500,000 but less than $1.0 million require the approval of the Bank's Loan Committee comprised of certain loan officers and executive officers. Loans greater than $1.0 million must be approved by the Board of Directors.

         At December 31, 1997, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $17.0 million. At such date, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

         The Bank's largest lending relationship to a single borrower or a single group of related borrowers was a $14.0 million line of credit with an outstanding balance as of December 31, 1997 of $10.0 million. The line of credit is secured by a combination of publicly traded marketable securities and first lien mortgages on single family residential properties which have been assigned to the Bank. At December 31, 1997, the line of credit was performing in accordance with its repayment terms.

         The next largest relationship to a single borrower or a single group of related borrowers totaled $8.4 million consisting of a number of loans, the largest of which is a $3.0 million loan secured by two existing retail centers. The relationship also includes a loan in the amount of $2.0 million secured by a manufacturing building which the Bank is monitoring as a result of tenant vacancy. At December 31, 1997, these loans were current and performing in accordance with their terms. See "- Asset Quality--Other Loans of Concern."

         At December 31, 1997, the Bank had approximately 30 other loans or lending relationships to a single borrower or group of related borrowers with a balance in excess of $1.0 million, all of which were performing in accordance with their repayment terms at such date.

         Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.




                                                                        December 31,
                                        --------------------------------------------------------------------------
                                               1997                       1996                       1995
                                        --------------------      --------------------       ---------------------
                                        Amount       Percent      Amount       Percent       Amount        Percent
                                        ------       -------      ------       -------       ------        -------
                                                                  (Dollars in Thousands)
Real Estate Loans:
 One- to four-family................    $483,502       62.20%     $516,935       69.59%      $209,159       71.24%
 Multi-family.......................      38,663        4.97        34,262        4.61         13,221        4.50
 Commercial.........................      35,147        4.52        42,745        5.75          4,106        1.40
 Construction or development........      71,145        9.15        33,823        4.55         42,659       14.53
                                        --------     -------      --------     -------       --------      ------
    Total real estate loans.........     628,457       80.84       627,765       84.50        269,145       91.67
                                        --------     -------      --------     -------       --------      ------

Other Loans:
 Consumer Loans:
  Automobile........................      49,264        6.34        46,247        6.23          9,530        3.25
  Home equity lines of credit.......      32,379        4.17        29,170        3.93         12,039        4.10
  Home equity installment...........      22,905        2.95        19,247        2.59            ---         ---
  Home improvement..................         676         .09         1,015         .14            373         .12
  Deposit account...................         756         .09           887         .12            263         .09
  Student...........................          21         ---           103         .01             85         .03
  Other.............................       5,577         .72         3,443         .46          2,168         .74
                                        --------     -------      --------     -------       --------      ------
    Total consumer loans............     111,578       14.36       100,112       13.48         24,458        8.33
  Commercial business loans.........      37,322        4.80        14,996        2.02            ---         ---
                                        --------     -------      --------      -------      --------      ------
    Total other loans...............     148,900       19.16       115,108       15.50         24,458        8.33
                                        --------     -------      --------      ------       --------      ------
       Total loans..................     777,357      100.00%      742,873      100.00%       293,603      100.00%
                                                      ======                    ======                     ======

Less:
 Loans in process...................      25,787                    22,956                     14,861
 Deferred fees and discounts........         854                     1,237                      1,034
 Allowance for losses...............       3,293                     3,129                      1,251
                                        --------                  --------                   --------
       Total loans receivable, net..    $747,423                  $715,551                   $276,457
                                        ========                  ========                   ========




                                                           December 31,
                                        ------------------------------------------------
                                               1994                       1993
                                        ---------------------      ---------------------
                                        Amount        Percent      Amount        Percent
                                        ------        -------      ------        -------
                                                    (Dollars in Thousands)
Real Estate Loans:
 One-to four-family.................     $184,237       76.10%      $170,678      78.30%
 Multi-family.......................        9,200        3.80         11,159       5.12
 Commercial.........................        4,903        2.02          7,169       3.29
 Construction or development........       20,420        8.44         12,534       5.75
                                         ---------    -------       --------     ------
    Total real estate loans.........      218,760       90.36        201,540      92.46
                                         ---------    -------       --------     ------


Other Loans:
 Consumer Loans:
  Automobile........................        4,515        1.86          1,757       0.81
  Home equity lines of credit.......       10,060        4.16          7,130       3.27
  Home equity installment...........          ---         ---            ---        ---
  Home improvement..................          294         .12            225       0.10
  Deposit account...................          213         .09            194       0.09
  Student...........................        7,067        2.92          6,705       3.08
  Other.............................        1,180         .49            419       0.19
                                         --------     -------       --------     ------
    Total consumer loans............       23,329        9.64         16,430       7.54
  Commercial business loans.........          ---         ---            ---        ---
                                         --------     -------       --------     ------
    Total other loans...............       23,329        9.64         16,430       7.54
                                         --------     -------       --------     ------
       Total loans..................      242,089      100.00%       217,970     100.00%
                                                       ======                    ======

Less:
 Loans in process...................        9,110                      5,109
 Deferred fees and discounts........        1,043                      1,132
 Allowance for losses...............        1,118                        950
                                         --------                   --------
       Total loans receivable, net..     $230,818                   $210,779
                                         ========                   ========


         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated. Call option loans are presented as fixed rate loans.



                                                                                December 31,
                                                --------------------------------------------------------------------------
                                                        1997                       1996                       1995
                                                --------------------       --------------------       --------------------
                                                Amount       Percent       Amount       Percent       Amount       Percent
                                                ------       -------       ------       -------       ------       -------
                                                                          (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family.......................     $113,954      14.66%      $108,747      14.64%       $ 95,141      32.40%
  Multi-family..............................       27,187       3.50         15,937       2.14           3,163       1.08
  Commercial................................       25,558       3.29         27,108       3.65           1,347        .46
  Construction or development...............       59,300       7.62         12,552       1.69           9,442       3.21
                                                ---------    -------       --------     ------        --------     ------
     Total fixed-rate real estate loans.....      225,999      29.07        164,344      22.12         109,093      37.15
                                                ---------    -------       --------     ------        --------     ------
 Commercial.................................       14,004       1.80          6,007        .81             ---        ---
 Consumer...................................       79,199      10.19         65,241       8.78          12,294       4.19
                                                ---------    -------       --------     ------        --------     ------
     Total fixed-rate loans.................      319,202      41.06        235,592      31.71         121,387      41.34

Adjustable-Rate Loans
 Real estate:
  One- to four-family.......................      369,548      47.54        408,188      54.95         114,018      38.84
  Multi-family..............................       11,476       1.48         18,325       2.47          10,058       3.43
  Commercial................................        9,589       1.23         15,637       2.10           2,759        .94
  Construction or development...............       11,845       1.52         21,271       2.86          33,217      11.31
                                                ---------    -------       --------     ------        --------     ------
     Total adjustable-rate real estate loans      402,458      51.77        463,421      62.38         160,052      54.52
                                                ---------    -------       --------     ------        --------     ------
 Commercial.................................       23,318       3.00          8,989       1.21
 Consumer...................................       32,379       4.17         34,871       4.70          12,164       4.14
                                                ---------    -------       --------     ------        --------     ------
     Total adjustable rate loans............      458,155      58.94        507,281      68.29         172,216      58.66
                                                ---------    -------       --------     ------        --------     ------
         Total loans........................      777,357     100.00%       742,873     100.00%        293,603     100.00%
                                                              ======                    ======                     ======

Less:
 Loans in process...........................       25,787                    22,956                     14,861
 Deferred fees and discounts................          854                     1,237                      1,034
 Allowance for loan losses..................        3,293                     3,129                      1,251
                                                ---------                  --------                   --------
            Total loans receivable, net.....     $747,423                  $715,551                   $276,457
                                                 ========                  ========                   ========


                                                                     December 31,
                                                  ------------------------------------------------
                                                         1994                       1993
                                                  ---------------------      ---------------------
                                                  Amount        Percent      Amount        Percent
                                                  ------        -------      ------        -------
                                                            (Dollars in Thousands)

Fixed-Rate Loans:
 Real estate:
  One- to four-family.......................      $ 96,381        39.82%     $111,275       51.05%
  Multi-family..............................         3,080         1.27         5,289        2.43
  Commercial................................         2,692         1.11         5,389        2.47
  Construction or development...............         5,841         2.41         3,290        1.51
                                                 ---------      -------      --------      ------
     Total fixed-rate real estate loans.....       107,994        44.61       125,243       57.46
                                                  --------      -------      --------      ------
 Commercial.................................           ---          ---           ---         ---
 Consumer...................................         8,028         3.32         2,595        1.19
                                                 ---------      -------      --------      ------
     Total fixed-rate loans.................       116,022        47.93       127,838       58.65

Adjustable-Rate Loans
 Real estate:
  One- to four-family.......................        87,856        36.29        59,403       27.25
  Multi-family..............................         6,120         2.53         5,870        2.69
  Commercial................................         2,211          .91         1,780         .82
  Construction or development...............        14,579         6.02         9,244        4.24
                                                 ---------      -------      --------      ------
     Total adjustable-rate real estate loans       110,766        45.75        76,297       35.00
                                                 ---------      -------      --------      ------
 Commercial.................................
 Consumer...................................        15,301         6.32        13,835        6.35
                                                 ---------      -------      --------      ------
     Total adjustable rate loans............       126,067        52.07        90,132       41.35
                                                 ---------      --------     --------      ------
         Total loans........................       242,089       100.00%      217,970      100.00%
                                                                 ======                    ======

Less:
 Loans in process...........................         9,110                      5,109
 Deferred fees and discounts................         1,043                      1,132
 Allowance for loan losses..................         1,118                        950
                                                 ---------                   --------
            Total loans receivable, net.....      $230,818                   $210,779
                                                  ========                   ========


         The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1997. Loans which have adjustable or renegotiable interest rates and call option loans are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments, enforcement of due-on-sale, call option clauses or the effect of the amortization of deferred loan fees.



                                                    Real Estate
                                     -------------------------------------------
                                                                Construction
                                        Mortgage (1)           or Development            Commercial
                                     -------------------      ------------------     --------------------
                                                Weighted                Weighted                 Weighted
                                                 Average                 Average                 Average
                                     Amount       Rate        Amount      Rate       Amount        Rate
                                     ------     --------      ------    --------     ------      --------
                                                                 (Dollars in Thousands)

  Due During
Periods Ending
 December 31,
--------------
1998(2)..........................     $32,545     8.19%       $59,058      8.14%     $24,225      8.15%
1999 - 2002......................     109,690     8.07         12,087      8.63        9,428      8.96
2003 and following...............     415,077     7.83            ---       ---        3,669      8.08
                                     --------                 -------                -------
                                     $557,312     7.90        $71,145      8.22      $37,322      8.35
                                     ========                 =======                =======



                                           Consumer                   Total
                                     ---------------------     ---------------------
                                                  Weighted                  Weighted
                                                  Average                    Average
                                     Amount         Rate       Amount         Rate
                                     ------       --------     ------       --------
  Due During
Periods Ending
 December 31,
--------------
1998(2)..........................    $ 29,433     9.45%       $145,261     8.50%
1999 - 2002......................      66,075     9.56         197,280     8.62
2003 and following...............      16,070     9.36         434,816     7.84
                                     --------                 --------
                                     $111,578     9.50        $777,357     8.16
                                     ========                 ========

--------------

(1) Includes one- to four-family, multi-family and commercial real estate loans.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after December 31, 1998 which have fixed or predetermined interest rates is $224.9 million while the total amount of loans due after such date which have floating or adjustable interest rates is $407.2 million.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

         The Bank focused its residential lending program during 1997 on the origination of loans secured by mortgages on owner-occupied, one- to four-family residences. The Bank also originated loans secured by nonowner-occupied, one- to four-family residences. At December 31, 1997, $483.5 million or 62.2% of the Bank's gross loan portfolio consisted of end loans secured by one- to four-family residences. Residential mortgage loan originations derive from a number of sources, including advertising, direct solicitation, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at most of the Bank's offices.

         The Bank emphasizes the origination of a variety of residential loans, including conventional 15 and 30 year fixed-rate loans, call option loans and ARM loans. While the substantial majority of these loans were secured by properties in the Bank's market area, the Bank also purchased a number of loans (approximately $6.0 million) secured by residential properties in southwest and southeast Michigan and central Texas. Most of these loans were purchased from a mortgage banking firm which has established a long term relationship with AmeriBank. The historical loan losses incurred from these purchased loans have been negligible.

         The Bank's one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years. The Bank's ARM loans generally carry interest rates which are reset to a stated margin over an independent index, generally the one-, three- or five-year constant maturity treasury index. Increases or decreases in the interest rate of the Bank's ARM loans are generally limited to 2% annually with lifetime interest rate caps of 6% over the initial interest rate. The Bank's ARM loans may be convertible into fixed-rate loans upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on the Bank's ARM loans may be below the fully indexed rate, although borrowers are generally qualified at the fully indexed rate. At December 31, 1997, the total balance of one- to four-family ARM loans was $369.5 million, or 47.5% of the Bank's gross loan portfolio.

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

         The Bank offers one- to four-family residential mortgage loans to nonowner- occupants. These loans are underwritten considering cash flows from the subject property in addition to using the same criteria as owner-occupied, one- to four-family residential loans, but are generally priced at higher rates than owner-occupied loans. Adjustable rates are offered on nonowner-occupied one- to four-family residential loans, with terms of up to 30 years.

         The Bank originates residential mortgage loans with loan-to-value ratios of up to 97% for owner-occupied residential loans and up to 80% for nonowner-occupied residential loans. For loans with loan-to-value ratios in excess of 80%, AmeriBank requires private mortgage insurance in an amount sufficient to reduce the Bank's exposure to 80% or less of the lower of the appraised value or purchase price of the underlying collateral.

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

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING

         In order to enhance the yield on its assets AmeriBank originates permanent loans secured by multi-family and commercial real estate. At December 31, 1997, the Bank's multi-family and commercial real estate loan portfolio totaled $73.8 million or 9.5% of the Bank's gross loan portfolio, compared to $77.0 million and $17.3 million, or 10.4% and 5.9% of gross loans outstanding at December 31, 1996 and 1995, respectively.

         The Bank's permanent multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, condominiums, small office buildings, small business facilities, medical facilities and other non-residential building properties, substantially all of which are located within the Bank's primary market area.

         Permanent multi-family and commercial real estate loans have a maximum term of 25 years, and typically have terms of 20 years or less, for ARM and call option loans, with fixed-rate loans having terms of 10 years or less. Multi-family loans and commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

         Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are primarily performed by independent appraisers designated by the Bank at the time the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. In addition, the Bank's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references, and historical and projected cash flows for the property that indicate minimum debt service coverage ratios of 1.15% or more.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired. At December 31, 1997, $546,000 or .74% of the multi-family and commercial real estate loan portfolio was non-performing. See "- Asset Quality." There can be no assurance that delinquencies will not increase in the future.

CONSTRUCTION AND DEVELOPMENT LENDING

         The Bank makes construction loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments. At December 31, 1997, the Bank had $71.1 million in construction and development loans outstanding, representing 9.15% of the Bank's gross loan portfolio.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four-family loans then offered by the Bank, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1997, approximately 51.5% of the Bank's construction loans were to borrowers intending to live in the properties upon completion of construction.

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

         The Bank also makes loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of 36 months or less with maximum loan to value ratios of 80%. These loans may provide for the payment of loan fees from loan proceeds. Loan principal is typically paid down as lots or units are sold. At December 31, 1997, the Bank had $22.0 million of development loans outstanding.

         Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from the Bank, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). At December 31, 1997, the Bank had 12 construction and development loans in excess of $500,000, each of which was current at such date. The Bank's largest construction and development loan at December 31, 1997, was a $2.5 million line of credit for the construction of an office building, of which $806,000 was outstanding.

         Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

COMMERCIAL BUSINESS LENDING

         At December 31, 1997, the Bank had $37.3 million in commercial business loans outstanding, representing 4.8% of the Bank's total loan portfolio compared to $15.0 million, or 2.0% of gross loans outstanding at December 31, 1996. The Bank's commercial business lending portfolio contains loans with a variety of purposes and security, including loans to finance operations and equipment. Generally, the Bank's commercial business lending has been limited to borrowers headquartered, or doing business, in the Bank's primary market area. Management intends to continue to increase the size of its commercial business portfolio during 1998. At December 31, 1997, the average outstanding loan amount in the Bank's commercial business loan portfolio was $139,000, with the largest commercial business loan being a $14.0 million line of credit with an outstanding balance at December 31, 1997 of $10.0 million.

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

CONSUMER LENDING

         The Bank originates a variety of different types of consumer loans, including automobile loans, home equity lines of credit and installment loans, home improvement loans, deposit account loans and other loans for household and personal purposes. Recently, AmeriBank has placed increasing emphasis on consumer loans, because of their attractive yields and shorter terms to maturity. At December 31, 1997, consumer loans totaled $111.6 million, or 14.4% of gross loans outstanding, as compared to $100.1 million and $24.5 million, or 13.5% and 8.3% of gross loans outstanding at December 31, 1996 and 1995, respectively.

         The Bank originates automobile loans, its largest segment of consumer loans, on both a direct and an indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers.

         The Bank began its indirect lending program in 1995 with selected automobile dealers located in the Bank's lending area. Moreover, the Bank acquired a $25.0 million portfolio of mature, indirect automobile loans upon its acquisition of AFSB. At December 31, 1997, the Bank's automobile loan portfolio totaled $49.3 million (of which $38.5 million were originated on an indirect basis), or 44.2% of the Bank's consumer loan portfolio and 6.3% of the Bank's gross loan portfolio.

         The Bank's home equity installment loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, generally will not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are written with fixed terms of up to five years, or up to 10 years with a call option after five years, and carry fixed rates of interest. The Bank also originates home equity lines of credit utilizing the same underwriting standards as for home equity installment loans. Home equity lines of credit are revolving line of credit loans. The majority of the Bank's existing home equity line of credit portfolio has a 10 year term; however, the Bank currently offers these loans with adjustable rates, interest only payments and a term of five years. At December 31, 1997, the Bank had $22.9 million of home equity installment loans and $32.4 million of home equity lines of credit outstanding, representing 3.0% and 4.2%, respectively, of the Bank's gross loan portfolio. At that date, the Bank had $33.1 million of unused credit available under its home equity line of credit program.

         Prior to 1995, student loans represented a large component of the consumer loan portfolio. During 1995, however, the Bank sold its entire student loan portfolio and no longer originates such loans but participates in a referral program with a third party lender.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1997 $436,000 or .39% of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

LOAN ORIGINATIONS, PURCHASES AND SALES

         Real estate loans are originated by AmeriBank's staff of loan officers. Loan applications are taken in most branch offices and then submitted to the Bank's designated loan underwriters for approval.

         The Bank originates both adjustable-rate and fixed-rate loans; however, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. Currently, almost all fixed-rate residential mortgage loans with maturities in excess of 15 years are originated for sale to the Federal Home Loan Mortgage Corporation (the "FHLMC") with servicing rights retained. These loans are originated to satisfy customer demand, generate servicing fee income and are sold to achieve the goals of the Bank's asset/liability management program. Borrowers are allowed to lock in an interest rate at the date of application without a fee. The Bank manages the volume of loans originated but not closed by offsetting these loan commitments with forward commitments from the FHLMC when the volume of applications exceeds $6.0 million.

         When loans are sold, the Bank typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Bank receives a servicing fee for performing these functions. The amount of servicing fees received by the Bank varies but is generally calculated at 3/8ths of 1% per annum for ARM loans, and 1/4th of 1% per annum for fixed-rate mortgage loans based on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loan. The Bank serviced for others mortgage loans that it originated and sold amounting to $130.4 million at December 31, 1997.

         The Bank purchases a limited amount of real estate loans from selected sellers. The Bank carefully reviews and underwrites all loans to be purchased to insure that they meet the Bank's underwriting standards. During 1997, the Bank purchased a total of $6.0 million of one- to four-family mortgage loans secured by residential properties in southwest and southeast Michigan and central Texas.

         In periods of economic uncertainty, the Bank's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings. In addition, the Bank's ability to sell loans may substantially decrease as potential buyers (principally government agencies) reduce their purchasing activities.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated. Fixed-rate and call option loans modified by the Bank are not reflected as new loan originations. During 1997, the Bank modified a total of $15 million of loans as compared to $13.9 million and $4.1 million during 1996 and 1995, respectively. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in the Annual Report.


                                                                   Year Ended December 31,
                                                           -------------------------------------
                                                           1997             1996            1995
                                                           ----             ----            ----
                                                                    (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate:
     one- to four-family.............................     $  57,043        $ 111,313       $ 42,455
     multi-family....................................         1,710           37,261            144
     commercial......................................           ---            6,202            550
     construction or development.....................         4,507           37,137         38,918
  Commercial business................................        19,422              ---            ---
  Consumer...........................................        12,000           37,580         10,097
                                                          ---------        ---------       --------
         Total adjustable-rate.......................        94,682          229,493         92,164
                                                          ---------        ---------       --------
 Fixed-rate:
 ----------
  Real estate:
     one- to four-family.............................        58,086          19,644          11,381
     multi-family....................................         7,251           6,575           4,038
     commercial......................................         5,836           1,094             ---
     construction or development.....................        31,877           6,554          11,517
  Commercial business................................         8,798             ---             ---
  Consumer...........................................        38,775          35,320          11,683
                                                          ---------        --------        --------
         Total fixed-rate............................       150,623          69,187          38,619
                                                          ---------        --------        --------
         Total loans originated......................       245,305         298,680         130,783
                                                          ---------        --------        --------

Purchases:
  Real estate: one- to four-family...................         6,039          27,027             986
  Loans acquired in AFSB acquisition.................           ---         294,700             ---
                                                          ---------        --------        --------
         Total purchases.............................         6,039         321,727             986
                                                          ---------        --------        --------

Sales:
  Real estate: one- to four-family...................        43,161           9,833           4,707
  Consumer loans.....................................           ---             ---           6,794
                                                          ---------        --------        --------
         Total loan sales............................        43,161           9,833          11,501
                                                          ---------        --------        --------

Repayments:
  Principal repayments...............................       179,735         161,303          78,892
                                                          ---------        --------        --------
         Total reductions............................       222,896         171,136          90,393
                                                          ---------        --------        --------
  Increase (decrease) in other items, net............         5,379        ( 10,176)          4,263
                                                          ---------        --------        --------
         Net increase (decrease).....................     $  33,827        $439,095        $ 45,639
                                                          =========        ========        ========



         Due to the historically low interest rate environment during 1997 the Bank experienced a shift in customer demand from adjustable rate to fixed rate products. The Bank consistent with its asset/liability management policy sold a substantial portion of its fixed rate product in the secondary market. In addition, consistent with the Bank's strategic plan of achieving a more balanced loan portfolio between residential mortgage, consumer and commercial lending, the Bank focused its loans origination efforts towards originating consumer and commercial loans.

ASSET QUALITY

         When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts 30 or more days delinquent. If the delinquency is not cured by the 60th day, contact with the borrower may be made by phone and by a second letter. Additional written and oral contacts may be made with the borrower between 30 and 60 days after the due date. If the delinquency continues for a period of 60 days, the Bank usually sends a default letter to the borrower and after 90 days, if the loan is still delinquent, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is 14 days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 30 days. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Michigan consumer protection laws. The Bank has not had significant experience with delinquent loans.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1997, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.



                                                        Loans Delinquent For:                             Total Delinquent
                                    -------------------------------------------------------------
                                             60-89 Days                   90 Days and Over                      Loans
                                    ----------------------------   -----------------------------     ---------------------------
                                                         Percent                         Percent                          Percent
                                                         of Loan                         of Loan                          of Loan
                                    Number    Amount    Category    Number     Amount    Category    Number    Amount    Category
                                    ------    ------    --------    ------     ------    --------    ------    ------    --------
                                                                        (Dollars in Thousands)
  One- to four-family residential..   9       $  319       .07%         16     $  979      .20%       25       $1,298      .27%
  Multi-family and Commercial
    real estate.................... ---          ---       ---           1        548      .74         1          548      .74
  Construction or development......   3          326       .46           4        633      .89         7          959     1.35
  Commercial business..............   5          836      2.24           5        165      .44        10        1,001     2.68
  Consumer.........................   5           62       .06          33        434      .39        38          496      .44
                                    ---       ------                ------     ------                ---       ------
      Total........................  22       $1,543                    59     $2,759                 81       $4,302
                                    ===       ======                ======     ======                ===       ======



         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Interest income on loans is accrued over the term of the loans based upon the principal outstanding, except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate or with a maturity less than that customary in the Bank's market). Foreclosed assets include assets acquired in settlement of loans. The loan amounts shown do not reflect reserves set up against such assets. See "-Allowance for Loan Losses."


                                                                           December 31,
                                                     --------------------------------------------------------
                                                       1997         1996         1995        1994        1993
                                                       ----         ----         ----        ----        ----
                                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.........................       $  917       $1,792       $  ---      $  ---      $  ---
  Construction development....................          611          ---          ---         ---         ---
  Commercial business.........................          118          ---          ---         ---         ---
  Consumer....................................          434          331          ---         ---         ---
                                                     ------       ------       ------      ------      ------

     Total....................................        2,080        2,123          ---         ---         ---
                                                     ------       ------       ------      ------      ------

Accruing loans delinquent more than 90 days:
  One- to four-family.........................           98          132        1,317         922         505
  Multi-family and commercial real estate.....          546          426        1,110          96         ---
  Consumer....................................            2           55            7           1           5
                                                     ------       ------       ------      ------      ------
     Total....................................          646          613        2,434       1,019         510
                                                     ------       ------       ------      ------      ------

Foreclosed assets:
  One- to four-family.........................          276           39          296         164         274
  Consumer loans..............................          181          150
                                                    -------       ------       ------      ------      ------
     Total....................................          457          189          296         164         274
                                                    -------       ------       ------      ------      ------

Total non-performing assets...................       $3,183       $2,923       $2,730      $1,183      $  784
                                                     ======       ======       ======      ======      ======
Total non-performing assets as a percentage
of total assets...............................          .36%         .34%         .74%        .36%        .29%
                                                        ===          ===         ====         ===         ===

         For the year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $136,000, none of which was included in interest income.

         Non-Performing Loans. At December 31, 1997, the Bank had $2.7 million in non-performing loans, which constituted .35% of the Bank's gross loan portfolio. Except as discussed immediately below, there were no non-accruing loans or aggregate non-accruing loans-to-one-borrower in excess of $500,000.

         The largest non-performing loan at December 31, 1997, totaled $501,000 and was secured by property operated as a bed and breakfast. The loan subsequently was paid off and the Bank received full repayment of principal and a substantial portion of interest due.

         Other Loans of Concern. As of December 31, 1997, there were $3.0 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans consist of seven commercial and multi-family loans, the largest of which was a $2.0 million loan secured by a manufacturing plant. The

Bank is monitoring this loan as a result of a tenant vacancy. The loan was current on payments as of December 31, 1997. See "Lending Activities - General." These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

         As of December 31, 1997, there were no other loans not included in the table above or discussed under "Other Loans of Concern" where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Allowance for Loan Losses. The Bank establishes an allowance for loan losses based on a systematic analysis of risk factors in the loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, and other factors. Because the Bank has had limited loan losses during its history, management also considers the loss experience of similar portfolios in comparable lending markets. Management's analysis results in establishment of allowance amounts by loan type, based on allocations by quality classification. A portion of the allowance also consists of an unallocated amount which increased substantially in 1996 due to the combination of AFSB's unallocated portion of the allowance with the Bank's allowance. In 1997, the unallocated portion of the allowance decreased as management allocated larger portions of the allowance to the higher risk consumer, construction and other non-residential lending portfolios due to the increased emphasis on growth in these portfolios. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses," in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                         Year Ended December 31,
                                                      -------------------------------------------------------------
                                                         1997         1996          1995        1994        1993
                                                      ----------   ----------    ----------   ---------   ---------
                                                                        (Dollars in Thousands)
Balance at beginning of period.....................       $3,129        $1,251       $1,118      $   950      $  500
Acquired from AFSB.................................          ---         1,358          ---          ---          --

Charge-offs:
  Consumer.........................................          615           134           28            2         ---
Recoveries.........................................          119            90            1          ---         ---
                                                          ------        ------       ------      -------      ------
Net charge-offs....................................         (496)          (44)         (27)          (2)        ---
Additions charged to operations....................          660           564          160          170         450
                                                          ------        ------       ------      -------      ------
Balance at end of period...........................       $3,293        $3,129       $1,251      $ 1,118      $  950
                                                          ======        ======       ======      =======      ======

Ratio of net charge-offs during the period to
 average loans outstanding during the period.......          ---%(1)       ---%(1)      ---%(1)      ---%(1)     ---%
                                                          ======         =====       ======      =======      ======

Ratio of net charge-offs during the period to
 average non-performing assets.....................        16.25%          ---%(1)      ---%(1)      ---%(1)     ---%
                                                          ======         =====       ======      =======      ======

--------------

(1)  Less than 1.00%.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:



                                                                        December 31,
                                       ---------------------------------------------------------------------------
                                              1997                      1996                     1995
                                       -------------------       -------------------       -------------------
                                                   Percent                   Percent                  Percent
                                                   of Loans                  of Loans                 of Loans
                                                   in Each                   in Each                  in Each
                                                   Category                  Category                 Category
                                                   to Total                  to Total                 to Total
                                       Amount        Loans        Amount       Loans       Amount      Loans
                                       ------       ------        ------     --------      ------     --------
                                                                  (Dollars in Thousands)
One- to four-family.................   $   289        62.20%     $  331        69.59%      $  166        71.24%
Multi-family........................        14         4.97          18         4.61          413         4.50
Commercial real estate..............       593         4.52         606         5.75           21         1.40
Construction or development.........       461         9.15          54         4.55           53        14.53
Commercial business.................       289         4.80         150         2.02
Consumer............................     1,024        14.36         777        13.48          143         8.33
Unallocated.........................       623          ---       1,193          ---          455          ---
                                       -------       ------      -------      ------       ------       ------
     Total..........................   $ 3,293       100.00%     $3,129       100.00%      $1,251       100.00%
                                       =======       ======      ======       ======       ======       ======



                                                          December 31,
                                       --------------------------------------------------
                                              1994                     1993
                                       -------------------     -------------------
                                                   Percent                 Percent
                                                   of Loans                of Loans
                                                   in Each                 in Each
                                                   Category                Category
                                                   to Total                to Total
                                       Amount       Loans      Amount       Loans
                                       ------      --------    ------      --------
One- to four-family.................   $   148       76.10%    $  114        78.30%
Multi-family........................       287        3.80        257         5.12
Commercial real estate..............        25        2.02         79         3.29
Construction or development.........        28        8.44         18         5.75
Commercial business.................
Consumer............................        62        9.64         28         7.54
Unallocated.........................       568         ---        454          ---
                                       -------      ------     ------       ------
     Total..........................   $ 1,118      100.00%    $  950       100.00%
                                       =======      ======     ======       ======


INVESTMENT ACTIVITIES

         Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives. As market conditions change, the Bank regularly re-evaluates the marketable securities in its portfolio. The investment security portfolio currently is composed of federal agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bond, corporate debt securities and Federal Home Loan Bank ("FHLB") stock.

         At December 31, 1997, the Bank's entire investment and mortgage-backed securities portfolios were classified as available for sale. The amortized cost, fair value and weighted average yield of securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt obligations have been computed on a tax equivalent basis.


                                                                      Securities
                                                           ------------------------------       Weighted
                                                           Amortized Cost      Fair Value     Average Yield
                                                           --------------      ----------     -------------
                                                                         (Dollars in Thousands)
Due in one year or less..........................          $  6,190          $  6,164           5.34%
Due after one year through five years............            17,547            17,617           6.73
Due after five through 10 years..................             5,108             5,092           6.86
                                                           --------          --------          -----
                                                             28,845            28,873           6.45

Asset-backed debt securities(1)..................            28,369            28,435           7.58
                                                            -------           -------          -----
                                                            $57,214           $57,308           7.01
                                                            =======           =======

------------------------
(1) Consists of asset-backed SBA loans and mortgage backed securities.

         Due to their variable payments, asset-backed securities are not reported by a specific maturity grouping.

         The following table sets forth the composition of the Bank's securities portfolio at the dates indicated. For additional information on the Bank's investment and mortgage-backed securities, see Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.




                                                             December 31,
                                          --------------------------------------------------
                                               1997              1996              1995
                                          --------------    --------------    --------------
                                          Carrying Value    Carrying Value    Carrying Value
                                          --------------    --------------    --------------
                                                        (Dollars in Thousands)
Equity Securities:
   Money-market funds...................       $    ---         $     ---         $ 17,150
   Mortgage-backed funds................            ---               ---            2,574
   Other................................            ---               296              270
                                                -------         ---------         --------
     Total equity securities............            ---               296           19,994
                                                -------         ---------         --------

Debt Securities:
  Corporate.............................          2,010            11,353           21,292
  Asset-backed (SBA loans)..............         15,232            12,816            1,069
  Mortgage-backed.......................         13,203            17,773           10,379
  Government and Agency.................         25,007            15,960           12,030
  Municipal obligations.................          1,856             4,708              ---
                                                -------         ---------         --------
      Total debt securities.............         57,308            62,610           44,770
  FHLB Stock............................          7,308             6,958            2,162
                                                -------         ---------         --------

     Total securities...................        $64,616         $  69,864         $ 66,926
                                                =======         =========         ========


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

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                                                     Year Ended December 31,
                                                           -------------------------------------------
                                                             1997            1996             1995
                                                             ----            ----             ----
                                                                     (Dollars in Thousands)
Opening balance......................................         $622,492       $243,220         $231,321
Deposits acquired from AFSB..........................              ---        333,000              ---
Net Deposits (Withdrawals)...........................            6,373         23,462            5,061
Interest credited....................................           25,695         22,810            6,838
                                                             ---------      ---------        ---------
Ending balance.......................................         $654,560       $622,492         $243,220
                                                              ========       ========         ========

Net increase.........................................        $  32,068       $379,272        $  11,899
                                                             =========       ========        =========

Percent increase.....................................             5.15%        155.94%            5.14%
                                                                  ====         ======             ====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated.


                                                                                     December 31,
                                                      ------------------------------------------------------------------------------
                                                              1997                     1996                          1995
                                                      ---------------  --------------------------------  ---------------------------
                                                                      Percent                   Percent                  Percent
                                                      Amount         of Total     Amount        of Total     Amount      of Total
                                                      ------         --------     ------        --------     ------      --------
                                                                                  (Dollars in Thousands)
Transaction and Savings Deposits:
Noninterest-bearing...............................      $ 28,431        4.34%     $ 25,487        4.09%   $ 12,262         5.04%
Savings accounts (2.06%(1)).......................        60,143        9.19        64,987       10.44      46,470        19.12
NOW Accounts and money market deposit
 accounts (3.84%(1))..............................       160,296       24.49       154,711       24.85      46,986        19.31
                                                        --------     -------      --------      ------    --------       ------
Total Non-Certificates............................       248,870       38.02       245,185       39.38     105,718        43.47
                                                        --------     -------      --------      ------    --------       ------
Certificates:
   3.00 -  4.99%..................................         9,612        1.47        25,807        4.15      12,276         5.05
   5.00 -  6.99%..................................       359,494       54.92       301,184       48.38     111,298        45.76
   7.00 -  8.99%..................................        36,109        5.52        49,651        7.98      13,818         5.68
   9.00 -  10.99%.................................           475         .07           665         .11         110          .04
                                                        --------     -------      --------      ------    --------       ------
Total Certificates................................       405,690       61.98       377,307       60.62     137,502        56.53
                                                        --------     -------      --------      ------    --------       ------
Total Deposits....................................      $654,560      100.00%     $622,492      100.00%   $243,220       100.00%
                                                        ========     =======      ========      ======    ========       ======

----------
(1)  At December 31, 1997.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1997.


                                        3.00-        5.00-         7.00-       9.00% to                    Percent
                                        4.99%        6.99%         8.99%        10.99%        Total       of Total
                                       -------      -------       -------      --------      -------     ----------
                                                                 (Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 1998......................       $7,098      $ 64,381      $ 1,015      $  11        $ 72,505        17.87%
June 30, 1998.......................          621        84,944        6,945        ---          92,510        22.80
September 30, 1998..................        1,254        46,890        9,170        ---          57,314        14.13
December 31, 1998...................          134        20,410        7,658         42          28,244         6.96
March 31, 1999......................          279        44,732          324        147          45,482        11.21
June 30, 1999.......................          151        47,336          351        275          48,113        11.86
September 30, 1999..................          ---         6,063          124        ---           6,187         1.53
December 31, 1999...................           75        13,755          412        ---          14,242         3.51
March 31, 2000......................          ---         5,846        7,683        ---          13,529         3.33
June 30, 2000.......................          ---         6,905        1,628        ---           8,533         2.10
September 30, 2000..................          ---         4,003           33        ---           4,036         1.00
December 31, 2000...................          ---         2,967          198        ---           3,165          .78
Thereafter..........................          ---        11,262          568        ---          11,830         2.92
                                           ------      --------      -------       ----        --------       ------
   Total............................       $9,612      $359,494      $36,109       $475        $405,690       100.00%
                                           ======      ========      =======       ====        ========       ======

   Percent of total.................        2.37%        88.61%        8.90%       .12%         100.00%
                                            ====         =====         ====        ===          ======


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1997.


                                                                    Maturity
                                                  ---------------------------------------------------
                                                                 Over          Over
                                                   3 Months      3 to 6       6 to 12         Over
                                                   or Less       Months        Months      12 months      Total
                                                   -------       ------        ------      ---------      -----
                                                                         (In Thousands)
Certificates of deposit less
 than $100,000..............................        $63,741     $79,011        $78,152     $140,448     $361,352

Certificates of deposit of
 $100,000 or more...........................          8,764      13,499          7,406       14,669       44,338
                                                    -------     -------        -------     --------     --------

Total certificates of deposit...............        $72,505     $92,510        $85,558     $155,117     $405,690 (1)
                                                    =======     =======        =======     ========     ========

---------------
(1) Includes $5.12 million of deposits from governmental and other public entities.


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

         The Bank has borrowed funds from the FHLB of Indianapolis primarily under its fixed-rate lending programs, with terms requiring monthly interest payments and principal payments due upon maturity. To a lesser extent, the Bank has obtained variable rate FHLB advances. The Bank utilizes FHLB advances as part of its asset/liability management strategy in order to cost effectively extend the maturity of its liabilities. The Bank is subject to a prepayment fee if the advance is prepaid by the Bank.

         At December 31, 1997, the Corporation had $145.5 million of advances from the FHLB of Indianapolis and the capacity to borrow up to $340.0 million; however, the current Board policy limits the Bank's borrowing capacity to $175.0 million. For additional information on the Bank's borrowings and maturities thereof, see Note 9 of the Notes to Consolidated Financial Statements contained in the Annual Report.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.


                                                   Year Ended December 31,
                                               -------------------------------
                                               1997          1996         1995
                                               ----          ----         ----
                                                        (In Thousands)
DURING THE PERIODS:
Maximum Balance:
  FHLB advances............................     $145,458      $139,170      $43,241

Average Balance:
  FHLB advances............................     $140,746      $ 94,269      $18,251


         The following table sets forth the end of period interest rates and balances at the dates indicated:


                                                                         December 31,
                                                            --------------------------------------
                                                              1997           1996          1995
                                                              ----           ----          ----
                                                                     (Dollars in Thousands)
FHLB advances.........................................       $145,458       $139,170       $43,241

Weighted average interest rate of FHLB advances.......           5.98%          5.87%         6.15%


SUBSIDIARY AND OTHER ACTIVITIES

         Prior to December 1997, AmeriBank had two wholly-owned service corporation subsidiaries: OS Services, Inc. ("OS Services") and Midwest Investment Services, Inc. ("Midwest"). As of December 31, 1997, Midwest was merged into OS Services due to the similar nature of their operations. In addition, during December 1997, a new subsidiary, AmeriPlan Financial Services, Inc. ("AmeriPlan") was established. At December 31, 1997, AmeriBank's investment in its service corporations totaled $1.4 million.

         OS Services invests in stock of MMLIC Life Insurance Company, a subsidiary of the Minnesota Mutual Life Insurance Company, St. Paul, Minnesota. In addition, OS Services invests in limited partnerships which are involved in developing and providing affordable housing. The partnerships also provide investors with low income housing tax credits available under Section 42 of the Internal Revenue Code of 1986, as amended (the "Code"). The Bank, through OS Services, has an equity investment in the partnerships totaling $969,000. In addition, the Corporation received $250,000 in tax credits during 1997 as a result of these activities. AmeriPlan's operations consist of offering investment products, including mutual funds and annuities, as well as discount brokerage services. The subsidiaries of the Bank generated net income of $252,000 during 1997.

REGULATION

         General. AmeriBank is a state chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, AmeriBank is subject to broad regulation and oversight by the Michigan Financial Institution Bureau and the FDIC extending to all its operations. AmeriBank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of AmeriBank, the Corporation also is subject to federal regulation and oversight by the Office of Thrift Supervision ("OTS"). The purpose of the regulation of the Corporation and other holding companies is to protect subsidiary savings associations. AmeriBank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of AmeriBank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over AmeriBank.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% of deposits. Risk classification of all insured institutions is made by the FDIC semi-annually. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At December 31, 1997, the Bank met the capital requirement of a "well capitalized" institution and was not subject to any assessment. See Note 12 of Notes to Consolidated Financial Statements in the Annual Report.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. These premiums are also subject to change in future periods.

         Prior to the enactment of the legislation recapitalizing the SAIF, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment was limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are a 6.7 basis points assessment on SAIF deposits and 1.5 basis points assessment on BIF deposits until BIF insured institutions participate fully in the assessment.

         Capital Requirements. Under FDIC regulations, state-charted banks that are not members of the Federal Reserve System ("State nonmember banks") are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3%, if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including not undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional cushion amount of at least 100 to 200 basis points, consisting of a ratio of Tier 1 capital to total assets of not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card relationships), minus identified losses and minus investments in securities subsidiaries.

         In addition to the leverage ratios, State nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0%, of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25%
of risk-weighted assets, perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed a bank's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, investments in securities subsidiaries and certain other deductions. Under the FDIC risk-weighting systems, all of bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

         At December 31, 1997, the Bank's ratio of Tier 1 capital of total assets was 6.8%, its ratio of Tier 1 capital to risk-weighted assets was 10.7% and its ratio of total capital to risk-weighted assets was 11.3%.

         Prompt Corrective Regulatory Action. Federal banking regulators must take prompt corrective action in the event an FDIC-insured institution fails to meet certain minimum capital requirements. An institution is assigned to one of the following five capital categories:

         * Well Capitalized--Total risk-based capital ration of 10% or greater, Tier 1 risk based capital ratio of 6% or greater, leverage ratio of 5% or greater, and no written FDIC directive or order requiring the maintenance of specific levels of capital;

         * Adequately Capitalized--Total risk-based capital ratio of 8% or greater, Tier 1 risk- based capital ratio of 4% or greater, and leverage ratio of 4% or greater (or 3% or greater if the institution's composite rating under the FDIC's supervisory rating system is 1);

         * Undercapitalized--Total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of less than 4%, or leverage ratio of less than 4% (or less than 3% if the institution's composite rating under the FDIC's supervisory rating system is 1);

         * Significantly Undercapitalized--Total risk-based capital ratio of less than 6%, or Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and

         * Critically Undercapitalized--Ratio of tangible equity to total assets of 2% or less.

         An "undercapitalized institution" generally is (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, restrictions on asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of such an institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% of total assets nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. At December 31, 1997, the Bank was classified as "well capitalized" under the FDIC's regulations.

         Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

         Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would create federal tax liabilities.

         Under FDIC regulation, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with the examination of AmeriBank's, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the FDIC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in November 1996 and received a rating of "satisfactory."

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

         As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than AmeriBank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, AmeriBank was in compliance with these reserve requirements.

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

         As a member, AmeriBank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1997, AmeriBank had $1.3 million in FHLB stock, which was in compliance with this requirement. AmeriBank receives dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.7% and were 8.0% for the calendar year 1997. For the year ended December 31, 1997, dividends paid by the FHLB of Indianapolis to AmeriBank totaled $577,000.

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

         Michigan Banking Law. Effective July 1, 1996, the Michigan Legislature enacted the Michigan Savings Bank Act (the "MSBA"). In several respects, the MSBA contains provisions similar to the Michigan Banking Code of 1969. Pursuant to the MSBA, the Bank has converted its charter from that of a federal savings bank to that of a Michigan savings bank.

         As a state-chartered savings bank, the Bank is subject to the MSBA and the regulations of the Michigan Financial Institutions Bureau adopted thereunder, as well as other applicable provisions of Michigan law. The Bank derives its lending and investment powers from the MSBA, and is subject to periodic examination and reporting requirements by the Financial Institutions Bureau. The MSBA further regulates many of the internal operating affairs of the Bank, including the activities of the board of directors and the noticing and conduct of the annual shareholder meetings.

         In order to maintain its qualification as a savings bank under the MSBA, the Bank must maintain at least 50% of its total assets, as measured by monthly averages calculated at the close of each calendar month, in at least 9 months of the immediately preceding 12 months, in certain consumer related assets, including residential single and multi-family loans, home equity loans, stock issued by a federal home loan bank, loans to small businesses and loans for personal, family, household or education purposes.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder

(including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Bank's Excess for tax purposes totaled approximately $12.3 million.

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

         Michigan Taxation. The State of Michigan imposes a tax on intangible personal property in the amount of $.20 per $1,000 of deposits of a savings bank or a savings and loan institution less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. This tax has been repealed effective January 1, 1998. The State of Michigan also imposes a "Single Business Tax." The Single Business Tax is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, as increased by net operating loss carry forwards, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base.

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

         The Bank's six county market area has a strong base of financial institutions and several of those competitors are much larger than AmeriBank in terms of total deposits and number of branches. The largest commercial banks operating in the market area are First of America, Old Kent Bank, Huntington Bank, NBD and Michigan National Bank. Despite the presence of significant competition, AmeriBank has demonstrated the ability to sustain positive deposit growth rates during the past year. Growth of deposits can be attributed to a strong local economy, customer loyalty and the local orientation of the Bank.

EMPLOYEES

         At December 31, 1997, the Bank had a total of 316 employees, including 95 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE CORPORATION AND THE BANK WHO ARE NOT DIRECTORS

         JON W. SWETS. Mr. Swets, age 32, is Vice President and Treasurer of the Corporation and Senior Vice President-Chief Financial Officer of the Bank. He joined the Corporation and the Bank in these capacities in November 1996. Prior to joining the Company and the Bank, Mr. Swets was a Senior Manager with Crowe, Chizek and Company LLP, a large public accounting firm. Mr. Swets joined Crowe, Chizek and Company LLP as a staff accountant in June 1987.

ITEM 2.           PROPERTIES

         The Corporation's operations are conducted through its main office and 25 branches (including a "drive-up" facility). At December 31, 1997, the Corporation owned its main office and 24 of its branch offices; the remaining branch office and the land on which it is situated were leased. As of December 31, 1997, the net book value of the Corporation's investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $13.3 million.

         The Corporation maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment and software utilized by the Corporation at December 31, 1997 was $1.7 million.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The section entitled "Shareholder Information - Market" of the attached Annual Report to Stockholders for year ended December 31, 1997 is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The section entitled "Selected Consolidated Financial Information" of the attached Annual Report to Stockholders for year ended December 31, 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached Annual Report to Stockholders for year ended December 31, 1997 is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" of the attached Annual Report to Stockholders for year ended December 31, 1997 is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The section entitled "Consolidated Financial Statements" of the attached Annual Report to Stockholders for year ended December 31, 1997 is incorporated herein by reference.


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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in April 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning executive officers of the Corporation is set forth under the caption "Executive Officers" contained in Part I of this Form 10-K.

Compliance with Section 16(a)

         Section 16(a) of the Exchange Act requires the Corporation's directors and executive officers, and persons who own more than 10% of a registered class of the Corporation's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

         To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 11.          EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in April 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in April 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder

Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)      The following is a list of documents filed as part of this report:

         (1)  Financial Statements:

         The following financial statements are included under Part II, Item 8 of this Form 10-K:


     1.   Report of Independent Auditors.
     2.   Consolidated Statements of Balance Sheet at December 31, 1997 and
          1996.
     3. Consolidated Statements of Income for the Years ended December 31, 1997, 1996 and 1995.
     4. Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 1997, 1996 and 1995.
     5. Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995.
     6.   Notes to Consolidated Financial Statements
     7.   Ottawa Financial Corporation Quarterly Financial Data

         (2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (3) Exhibits:

         See Index to Exhibits

(b) Reports on Form 8-K:

         1. The Corporation filed a Current Report on Form 8-K dated October 2, 1997, containing a press release announcing the adjustments to its outstanding warrants as a result of the Corporation's recently declared 10% stock dividend.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OTTAWA FINANCIAL CORPORATION


Date: March 27, 1998                        By:  /s/ Gordon L. Grevengoed
      -----------------------------              -------------------------------
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



By:  /s/ Gordon H. Cunningham                             Date: March 30, 1998
    --------------------------------------                      --------------
      Gordon H. Cunningham,
       Chairman of the Board


By:  /s/ Gordon L. Grevengoed                             Date: March 30, 1998
    ---------------------------------------                     --------------
      Gordon L. Grevengoed, President
       Chief Executive Officer and Director


By:  /s/ Douglas J. Iverson                               Date: March 30, 1998
    ------------------------------------------                  --------------
      Douglas J. Iverson, Executive Vice
       President, Chief Operating Officer,
       Secretary and Director


By: /s/ Ronald L. Haan                                    Date: March 30, 1998
    ------------------------------------------                  --------------
      Ronald L. Haan, Senior Vice
       President, Assistant Secretary and
       Director


By:  /s/ Brian W. Koop                                    Date: March 30, 1998
    ------------------------------------------                  --------------
      Brian W. Koop, Director

By:  /s/ Leon E. Koop                                     Date: March 30, 1998
    -----------------------------------------                   --------------
      Leon E. Koop, Director


By:  /s/ Ronald J. Bieke                                  Date: March 30, 1998
    -----------------------------------------                   --------------
       Ronald J. Bieke, Director


By:  /s/ B. Patrick Donnelly, III                         Date: March 30, 1998
    ------------------------------------------                  --------------
      B. Patrick Donnelly, III, Director


By:  /s/ Robert D. Kolk                                   Date: March 30, 1998
    ------------------------------------------                  --------------
      Robert D. Kolk, Director


By:  /s/ G.W. Haworth                                     Date: March 30, 1998
    -----------------------------------------                   --------------
      G.W. Haworth, Director


By:  /s/ Jon Swets                                        Date: March 30, 1998
    --------------------------------------------                --------------
      Jon Swets, Vice President -
      Finance and Treasurer (Principal
      Financial and Accounting Officer)

                                INDEX TO EXHIBITS


 Exhibit
 Number                                      Document

   2 Plan of acquisition, reorganization, arrangement, liquidation or succession, filed on August 11, 1995 as an exhibit to the Registrant's Report on Form 8-K (File No. 0-24118), is incorporated herein by reference.

   3(i) Registrant's Certificate of Incorporation as currently in effect, filed on March 18, 1994 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-76600), is incorporated herein by reference.

   3(ii) Registrant's Bylaws, as amended and as currently in effect, filed as an exhibit to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 1997 (File No. 0-24118), is incorporated herein by reference.

    4 Registrant's Specimen Stock Certificate, filed on March 18, 1994 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-76600), is incorporated herein by reference.

 10.1 Employment Agreements between the Registrant's operating subsidiary and Gordon L. Grevengoed and Douglas J. Iverson, filed on March 18, 1994 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-76600), are incorporated herein by reference.

 10.2 Employment Agreement between the Registrant's operating subsidiary and Ronald L. Haan, filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24118), is incorporated herein by reference.

 10.3 Registrant's Employee Stock Ownership Plan, filed on March 18, 1994 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-76600), is incorporated herein by reference.

 10.4 Registrant's 1995 Stock Option and Incentive Plan, filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 0-24118), is incorporated herein by reference.

 10.5 Registrant's Recognition and Retention Plan, filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 0-24118), is incorporated herein by reference.

 11               Statement re: computation of per share earnings

 13               Annual Report to Stockholders

 21               Subsidiaries of the Registrant

 23               Consent of Accountants

 27               Financial Data Schedule (electronic filing only)