Form 10-Q
period 1998-03-31
OTTAWA FINANCIAL CORP
filed 1998-05-13
CIK 920604

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998

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


                  245 Central Avenue, Holland, Michigan, 49423
                  --------------------------------------------
                    (Address of Principal Executive Offices)


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


Yes:     X                 No:
      --------                  -----


Class:  Common Stock - $.01 par value

     As of May 5, 1998, there were 5,280,883 shares of common stock outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:


                                                                        Page
                                                                        ----
ITEM 1        FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition...........3

                  Consolidated Statements of Operations....................4

                  Consolidated Statements of Comprehensive Income..........5

                  Consolidated Statements of Cash Flows..................6-7

                  Notes to the Consolidated Financial Statements...........8

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................9-13

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK..............................................14-16



                           PART II - OTHER INFORMATION

OTHER INFORMATION.........................................................17

SIGNATURES................................................................18

EXHIBIT INDEX.............................................................19

PART I
Item 1
                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                              March 31, 1998   December 31, 1997
                                                                              --------------   -----------------
                                                                                   (Dollars in Thousands)
ASSETS
Cash and due from financial institutions                                          $  29,324         $  25,437
Interest-bearing demand deposits in other financial institutions                        692             7,087
                                                                                  ---------         ---------
     Total cash and cash equivalents                                                 30,016            32,524

Securities available for sale                                                        62,118            57,308

Federal Home Loan Bank stock                                                          8,023             7,308
Loans held for sale                                                                   3,371             1,955
Loans receivable, net                                                               771,285           747,423
Accrued interest receivable
     Loans                                                                            3,845             3,859
     Securities                                                                         836               669
Premises and equipment, net                                                          16,061            15,030
Acquisition intangibles                                                              13,944            14,248
Other assets                                                                          5,966             5,493
                                                                                  ---------         ---------
     Total Assets                                                                 $ 915,465         $ 885,817
                                                                                  =========         =========

LIABILITIES
Deposits                                                                          $ 663,887         $ 654,560
Federal funds purchased                                                               5,000
Federal Home Loan Bank advances                                                     154,458           145,458
Advances from borrowers for taxes and insurance                                       2,443               917
Accrued expenses and other liabilities                                               12,331             8,519
                                                                                  ---------         ---------
     Total Liabilities                                                              838,119           809,454
                                                                                  ---------         ---------

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
  10,000,000 shares authorized; issued
  6,094,966 shares at March 31, 1998,
  6,012,997 shares at December 31, 1997                                                  61                60
Additional Paid-in Capital                                                           68,971            67,381
Retained earnings, substantially restricted                                          24,711            23,386
Net unrealized gain or (loss) on securities available for sale, net of tax               33                62
Employee Stock Ownership Plan (Unallocated Shares)                                   (2,221)           (2,323)
Management Recognition and Retention Plan (Unearned Shares)                          (1,151)           (1,502)
Less Cost of Common Stock in
     Treasury - 778,463 shares at
     March 31, 1998, 699,913 shares at
     December 31, 1997                                                              (13,058)          (10,701)
                                                                                  ---------         ---------

Total Shareholders' Equity                                                           77,346            76,363
                                                                                  ---------         ---------

Total Liabilities and Shareholders' Equity                                        $ 915,465         $ 885,817
                                                                                  =========         =========

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months Ended
                                                                   March 31
                                                            1998              1997
                                                            ----              ----
                                                             (Dollars in Thousands,
                                                             except per share data)

Interest income
     Loans                                                 $ 15,303         $ 14,457
     Investment securities and equity investments               965              961
     Other interest and dividend income                         288              204
                                                           --------         --------
                                                             16,556           15,622
                                                           --------         --------
Interest expense
     Deposits                                                 7,617            7,053
     Federal Home Loan Bank advances                          2,250            2,012
     Other                                                        9                4
                                                           --------         --------
                                                              9,876            9,069
                                                           --------         --------
NET INTEREST INCOME                                           6,680            6,553

Provision for loan losses                                       210              150
                                                           --------         --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           6,470            6,403
                                                           --------         --------

Noninterest income
     Service charges and other fees                           1,060              537
     Mortgage servicing fees                                     90               63
     Gain on sale of loans                                      437               16
     Gain (loss) on sale of securities                          (24)              64
     Other                                                       44               41
                                                           --------         --------
                                                              1,607              721
                                                           --------         --------

Noninterest expense
     Compensation and benefits                                2,847            2,341
     Occupancy                                                  362              330
     Furniture, fixtures and equipment                          285              256
     Advertising                                                 75               87
     FDIC deposit insurance                                     100               24
     State single business tax                                  138               90
     Data processing                                            228              211
     Professional services                                       96               80
     Acquisition intangibles amortization                       304              312
     Other                                                      708              692
                                                           --------         --------
                                                              5,143            4,423
                                                           --------         --------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX EXPENSE               2,934            2,701

Federal income tax expense (benefit)                          1,103              985
                                                           --------         --------

NET INCOME (LOSS)                                          $  1,831         $  1,716
                                                           ========         ========


Earnings per common share                                  $    .36         $    .32
                                                           ========         ========
Earnings per common share assuming dilution                $    .32         $    .31
                                                           ========         ========

Dividends per common share                                 $    .10         $    .08
                                                           ========         ========

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                          Three Months Ended
                                                                               March 31
                                                                         1998           1997
                                                                         ----           ----
                                                  (Dollars in Thousands, except per share data)


Net Income                                                             $ 1,831         $ 1,716

Other comprehensive income, net of tax:

     Unrealized gains (losses) arising during the period
          on securities available for sale                                 (45)           (115)

     Less:  reclassification adjustment for accumulated (gains)
            losses included in net income                                   16             (42)
                                                                       -------         -------

     Unrealized gains (losses) on securities available for sale            (29)           (157)
                                                                       -------         -------

Comprehensive income                                                   $ 1,802         $ 1,559
                                                                       =======         =======






          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                              March 31
                                                                                       1998               1997
                                                                                       ----               ----
                                                                                        (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $  1,831         $  1,716
     Adjustments to reconcile net income to net cash from operating activities
         Depreciation                                                                      284              270
         Net amortization of security premiums and discounts                               134               92
         Amortization of acquisition intangibles                                           304              312
         Provision for loan losses                                                         210              150
         Loss on limited partnership investments                                            82               25
         ESOP expense                                                                      373              220
         MRP expense                                                                       135              143
         Origination of loans for sale                                                 (25,579)          (3,343)
         Proceeds from sale of loans originated for sale                                24,298            3,359
         Gain on sale of loans                                                            (437)             (16)
         (Gain)/loss on sale of securities                                                  24              (64)
     Changes in:
         Other assets                                                                     (785)          (1,189)
         Other liabilities                                                               3,998            2,396
                                                                                      --------         --------
              Net cash from operating activities                                         4,872            4,071
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                                         (17,094)             (96)
     Proceeds from calls and maturities of securities available for sale                 6,160            3,700
     Proceeds from sale of securities available for sale                                 3,976              161
     Purchases of FHLB stock                                                              (715)            (100)
     Principal payments on mortgage-backed certificates                                  2,038            2,097
     Purchases of loans                                                                                    (910)
     Loan originations net of principal payments on loans                              (23,770)          (6,337)
     Premises and equipment expenditures, net                                           (1,315)            (195)
                                                                                      --------         --------
         Net cash from investing activities                                            (30,720)          (1,680)
                                                                                      --------         --------

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    CONTINUED

                                                                     Three Months Ended
                                                                          March 31
                                                                  1998               1997
                                                                  ----               ----
                                                                   (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                     9,327           13,478
     Net increase (decrease) in Federal funds purchased           5,000           (2,000)
     Proceeds from FHLB advances                                 27,000           16,000
     Repayment of FHLB advances                                 (18,000)         (19,000)
     Net increase in advances from borrowers                      1,526              723
     Proceeds from exercise of stock options                        163               36
     Proceeds from exercise of stock warrants                     1,187
     Cash dividends paid                                           (506)            (435)
     Purchase of treasury shares                                 (2,357)          (2,493)
                                                               --------         --------
         Net cash from financing activities                      23,340            6,309
                                                               --------         --------

Net change in cash and cash equivalents                          (2,508)           8,700
                                                               --------         --------
Cash and cash equivalents at beginning of period                 32,524           22,801
                                                               --------         --------

Cash and cash equivalents at end of period                     $ 30,016         $ 31,501
                                                               ========         ========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                              $  6,255         $  8,312
         Income taxes                                                 0                0






          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MARCH 31, 1998

                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 1998, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1997.

         The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

         Earnings per common share and Earnings per common share assuming dilution were computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which was adopted retroactively beginning the fourth quarter of 1997. All prior amounts have been restated to be comparable. Amounts reported as Earnings per common share reflect the earnings available to common shareholders for the year divided by the weighted average number of common shares outstanding during the year. Common shares outstanding include issued shares less shares held in the treasury and unallocated shares held by the ESOP. Earnings per common share assuming dilution includes the shares that would be outstanding assuming exercise of dilutive stock options and warrants. All share and per share information has been retroactively adjusted to reflect the 10% stock dividend paid on September 30, 1997.

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The Corporation adopted SFAS No. 130 retroactively beginning with the first quarter of 1998. Under this standard, comprehensive income is defined as all changes in equity other than those resulting from investments by owners and distributions to owners, and therefore includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

Item 2
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion compares the financial condition of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank") at March 31, 1998 to December 31, 1997 and the results of operations for the three months ended March 31, 1998, compared to the same period in 1997. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

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

FINANCIAL CONDITION

         The Corporation's total assets increased to $915.47 million at March 31, 1998 from $885.82 million at December 31, 1997. Most of the growth was in the loan portfolio, which was funded from the proceeds received from FHLB advances and federal funds purchased, as well as the growth in deposits.

         Net loans receivable increased to $771.29 million at March 31, 1998 from $747.42 million at December 31, 1997. This growth was primarily in the commercial portfolio and to a lesser degree in the consumer and mortgage portfolios. The growth was achieved through Management's focus on the development of its commercial and business banking services, as well as healthy loan demand in the Corporation's market area. Furthermore, the volume of residential mortgage loans originated for sale increased from $3.34 million for the three months ended March 31, 1997 to $25.58 million for the same period in 1998, resulting from a change in the method of pricing mortgage loans to be sold. The Corporation moved from rate commitments based upon a sixty day delivery period to a thirty day delivery period to Freddie Mac, resulting in more competitive rates being offered to customers.

         Deposits increased to $663.89 million at March 31, 1998 from $654.56 million at December 31, 1997. The areas of growth were primarily in money market savings and demand deposit accounts, as well as commercial checking accounts. Due to the low rates being offered during the first quarter of 1998 on wholesale funding sources, the Bank increased its use of federal funds purchased and FHLB advances in funding the growth in the loan portfolio.

         The primary components of growth in shareholders' equity for the three months ended March 31, 1998 were net income and proceeds received from the exercise of stock warrants. Proceeds from warrant exercises amounted to $1.19 million for the first quarter. According to their terms, the stock warrants expire on February 13, 1999. As this expiration date approaches it is expected that warrant exercise activity will increase resulting in increases in shareholders' equity. Remaining warrants outstanding at March 31, 1998 would allow the purchase of 517,054 shares at an exercise price of $15.91 per share for total proceeds of $8.23 million. The growth in shareholders' equity was partially offset by the quarter's cash dividends declared and additional repurchases of the Corporation's outstanding shares of common stock. During the first three months of 1998, 78,550 shares were repurchased at an average price of $30.00 per share.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

         The following tables present for the periods indicated the total dollar amount of interest income earned on average interest-earning assets and the resultant yields, as well as the amount of interest expense paid on average interest-bearing liabilities, and the resultant rates.


                                                          Three Months Ended                             Three Months Ended
                                                            March 31, 1998                                 March 31, 1997
                                                            --------------                                 --------------
                                                 Average                                       Average
                                               Outstanding     Interest       Yield/         Outstanding      Interest     Yield/
                                                 Balance      Earned/Paid      Rate            Balance       Earned/Paid    Rate
                                                 -------      -----------      ----            -------       -----------    ----
                                                                               (Dollars in Thousands)
Interest-Earning Assets:
   Loans receivable (1) (2)                    $756,437         $15,313       8.14%          $718,216         $14,469      8.06%
   Securities (2)                                63,225             975       6.17             61,709             989      6.40
   Other interest-earning assets                 16,853             289       6.95             13,387             204      6.10
                                               --------         -------       ----           --------         -------      ----
      Total interest-earning assets            $836,515         $16,577       7.98%          $793,312         $15,662      7.90%
                                               --------         -------       ----           --------         -------      ----
Interest-Bearing Liabilities
   Demand and NOW deposits                     $156,013          $1,475       3.83%          $146,594          $1,382      3.83%
   Savings deposits                              61,936             315       2.06             66,724             403      2.45
   Certificate accounts                         408,544           5,827       5.78            386,560           5,268      5.54
   FHLB advances                                152,391           2,250       5.99            140,337           2,012      5.83
   Other interest-bearing liabilities               634               9       5.68                197               4      8.16
                                               --------          ------       ----           --------          ------      ----
      Total interest-bearing liabilities       $779,518          $9,876       5.14%          $740,412          $9,069      4.97%
                                               --------          ------       ----           --------          ------      ----
Net interest income                                              $6,701                                        $6,593
                                                                 ======                                        ======
Net interest rate spread                                                      2.84%                                        2.93%
                                                                              ====                                         ====
Net interest earning assets                     $56,997                                       $52,900
                                                =======                                       =======
Net yield on average
   interest-earning assets                                                    3.22%                                        3.32%
                                                                              ====                                         ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                    1.07x                                         1.07x
                                                                  =====                                         =====


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


                                                                 Three Months Ended
                                                                      March 31
                                                                    1998 vs. 1997

                                                       Increase (Decrease)
                                                            Due to             Total Increase
                                                       Volume      Rate          (Decrease)
                                                     --------------------------------------------
                                                                  (Dollars in Thousands)

     Interest-earning assets:
          Loans receivable                             $ 773        $  71           $ 844
          Securities                                      26          (40)            (14)
          Other interest-earning assets                   57           28              85
                                                       -----        -----           -----
              Total interest-earning assets            $ 856        $  59           $ 915
                                                       =====        =====           =====
     Interest-bearing liabilities:
          Demand and NOW deposits                         93            0              93
          Savings deposits                               (27)         (61)            (88)
          Certificate accounts                           307          252             559
          Borrowings                                     177           61             238
          Other interest-bearing liabilities               6           (1)              5
                                                       -----        -----           -----
              Total interest-bearing liabilities       $ 556        $ 251           $ 807
                                                       =====        =====           =====
     Net interest income                               $ 300        $(192)          $ 108
                                                       =====        =====           =====


RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 1998 was $1.83 million or $.32 per share assuming dilution compared to net income of $1.72 million or $.31 per share assuming dilution for the same period in 1997. The improvement in earnings over the same period in the prior year is due primarily to the growth in noninterest income and, to a lesser extent, an improvement in net interest income. These improvements were partially offset by increases in the provision for loan losses and noninterest expenses.

         To supplement the EPS information typically disclosed, the Corporation is providing "cash" or "tangible" EPS assuming dilution as an alternative measure for evaluating the Corporation's ability to grow tangible capital. The calculations of cash or tangible earnings per share were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The cash or tangible EPS for the first quarter of 1998 was $.43, which is $.11 per share higher than the standard EPS, compared to a tangible EPS of $.41 for the first quarter of 1997. This measure and the factors influencing its calculation are described more fully in the 1997 Annual Report to Shareholders.

         Net income for the quarter ended March 31, 1998 yielded a return on average equity ("ROE") of 9.65% compared to an ROE of 9.02% for the same period in 1997. The increase in the return on average equity is primarily attributable to the improved earnings resulting from the growth in noninterest income and net interest income. In addition to the increase in net income, ROE was also positively impacted by the stock buy back activity discussed above.

         Net interest income increased $108,000 on a tax equivalent basis for the three months ended March 31, 1998 as compared to the same period in 1997. The increase in net interest income is attributable to the positive impact of interest-earning asset volume increases caused by internal growth experienced during 1997 and the first three months of 1998. The yield on total interest-earning assets improved primarily due to a change in the composition of the Bank's loan portfolio to higher yielding commercial loans. Offsetting this improvement in the yield on interest-earning assets was the increase in the cost of interest-bearing liabilities, resulting in a decline in the net interest spread. The cost of interest-bearing liabilities increased primarily due to an increase in FHLB advances as a percent of total interest-bearing liabilities. Further, the rates on deposit accounts have generally decreased since the first quarter of 1997, however, the cost of certificate accounts increased to 5.78% for the first quarter of 1998 compared to 5.54% for the first quarter of 1997. This increase is almost entirely due to the decrease in amortization of the purchase accounting adjustment relative to certificate accounts obtained in the acquisition of the former AmeriBank, FSB ("AFSB") in early 1996. Net interest spread declined from 2.93% to 2.84%, and net interest margin, from 3.32% to 3.22%, for the three months ended March 31, 1997 compared to the same period in 1998, respectively. The reduction in net interest margin was primarily the result of this spread decline.

         The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. Although actual losses on loans have not increased compared to the first quarter of the prior year, the provision of $210,000 for the three months ended March 31, 1998 compared to $150,000 for the same period in the prior year was in response to the growth achieved in the consumer and commercial loan portfolios.

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

         Noninterest income increased to $1.61 million for the three months ended March 31, 1998 from $721,000 for the same period in 1997. The increase in noninterest income is primarily the result of increased sales and realizations of gains on sales of mortgage loans during the first quarter of 1998 compared to the same quarter of the prior year. The increase is also attributable to enhancements in deposit account service fees that were implemented during the third quarter of 1997 to achieve more consistency in fee structures between the Bank and AFSB. These increases were further complimented by increases in mortgage servicing fees due to growth in the servicing portfolio and offset by losses on the sale of securities during the first quarter of 1998 compared to the same period in the prior year.

         Noninterest expense increased to $5.14 million for the three months ended March 31, 1998 from $4.42 million for the same period in 1997. The increase in noninterest expense is primarily in employee related costs, a portion of which is related to increased expense of the Employee Stock Ownership Plan due to the higher market value of the Corporation's stock. Further, specialized expertise has been added to the Corporation's staff to develop the commercial and consumer loan portfolio's and other lines of fee generating business consistent with the Corporation's strategic plan. The benefits of these investments in resources are expected to materialize more noticeably in future quarters' earnings. However, it should be noted that actual results could differ from expected due to factors outside of Management's control including fluctuations in interest rates, demand for loans in the Corporation's market area and competition.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES


         The Corporation's non-performing assets increased from $3.18 million at December 31, 1997 to $3.59 million at March 31, 1998 largely due to an increase in foreclosed assets. The percentage of non-performing assets to total assets was .39% at March 31, 1998 compared to .31% at December 31, 1997. The Corporation's allowance for loan losses as a percentage of non-performing loans at March 31, 1998 was 129.37% compared to 120.32% at December 31, 1997. Non-accruing loans at March 31, 1998 consisted of $1.42 million of residential mortgage loans, $406,000 of consumer loans and $667,000 of commercial business and nonresidential loans.

         The table below sets forth the amounts and categories of non-performing assets at March 31, 1998 and December 31, 1997.


                                                         March 31   December 31
                                                           1998        1997
                                                           ----        ----
                                                         (Dollars in Thousands)
     Non-accruing loans                                   $2,496     $2,080
     Accruing loans delinquent more than 90 days:
         One- to four-family                                  46         98
         Commercial and multi-family real estate             118        546
         Consumer                                              4          2
                                                          ------     ------
            Total                                            168        646
                                                          ------     ------
     Foreclosed assets:
         One- to four-family                                 620        276
         Consumer                                            306        181
                                                          ------     ------
            Total                                            926        457
                                                          ------     ------
     Total non-performing assets                          $3,590     $3,183
                                                          ======     ======
     Total as a percentage of total assets                   .39%       .36%
                                                          ======     ======


LIQUIDITY

         The Corporation anticipates it will have sufficient funds available to meet current loan commitments primarily through sales, calls and maturities of securities, loan payments and payoffs, and the growth of deposits. If necessary, additional sources of liquidity are available from FHLB borrowings and unused lines of credit with correspondent banks. At March 31, 1998, the Corporation had commitments to make loans of $48.07 million, unused lines of credit of $56.16 million, and construction loans in process of $21.74 million.


CAPITAL RESOURCES

         The Bank is subject to capital to asset requirements in accordance with Bank regulations. There has been no significant change in the level of the Bank's regulatory capital relative to the requirements since December 31, 1997. The Bank remains "well capitalized" under the prompt corrective action regulations.

Item 3
                          OTTAWA FINANCIAL CORPORATION
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


         The Corporation's balance sheet consists of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans which are originated and held for sale, all of the financial instruments of the Corporation are for other than trading purposes.

         The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities with short and intermediate-term maturities reprice more rapidly, or on a different basis, than its interest-earning assets. Management works to reduce its exposure to interest rate risk. Significant effort is being made to reduce the duration and average life of the Bank's interest-earning assets. The Bank continues to emphasize adjustable rate mortgages and is attempting to grow its consumer and commercial portfolios which are shorter term in nature than the mortgage portfolio. In addition, all long-term, fixed rate mortgages are underwritten in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") guidelines thereby allowing the flexibility of sale of the assets into the secondary market. All 30-year fixed rate loans are sold as they are originated and beginning in late March 1998 originations of all 15-year fixed rate loans are sold as well. With its funding sources, management is attempting to reduce the impact of interest rate changes by emphasizing non-interest bearing products, longer term certificates of deposit and use of fixed rate, term advances from the FHLB.

         Management measures the Bank's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The Bank's exposure to interest rate risk is reviewed on a quarterly basis by senior management and the Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the change in NPV in the event of hypothetical changes in interest rates. If estimated changes to NPV are not within the limits established by the Board, the Board may direct management to adjust the Bank's asset and liability mix to bring interest rate risk within Board approved limits.

         NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 4% increases and decreases in market interest rates. The tables below present the Bank's projected change in NPV and net interest income ("NII") for the various rate shock levels at March 31, 1998 and December 31, 1997.

 March 31, 1998:                        Net Portfolio Value                           Net Interest Income
                                     -------------------------                     --------------------------
     Change in
   Interest Rate                     $ Amount       % Change                     $ Amount          % Change
 (Basis Points)                       in NPV         in NPV                       in NII            in NII
-------------------------------------------------------------------------------------------------------------
       +400                          $34,589            -57%                     $17,611               -33%
       +300                           49,060            -39                       20,229               -23
       +200                           60,270            -25                       22,287               -15
       +100                           70,448            -12                       24,258                -7
          0                           80,484            ---                       26,175               ---
       -100                           90,127             12                       28,060                 7
       -200                           95,837             19                       29,526                13
       -300                          106,251             32                       30,642                17
       -400                          113,494             41                       30,928                18



 December 31, 1997:                     Net Portfolio Value                           Net Interest Income
                                     -------------------------                     --------------------------
     Change in
   Interest Rate                     $ Amount       % Change                     $ Amount          % Change
 (Basis Points)                       in NPV         in NPV                       in NII            in NII
-------------------------------------------------------------------------------------------------------------
       +400                          $42,260            -48%                     $17,370               -31%
       +300                           54,990            -33                       19,803               -22
       +200                           64,479            -21                       21,699               -14
       +100                           73,263            -11                       23,518                -7
          0                           81,958            ---                       25,286               ---
       -100                           90,649             11                       27,101                 7
       -200                           96,085             17                       28,488                13
       -300                          106,833             30                       29,521                17
       -400                          115,250             41                       29,823                18

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

         The tables above indicate that from December 31, 1997 to March 31, 1998 there has been an increase in sensitivity to a rise in interest rates. At an increase in interest rates of 400 basis points, NPV decreases by 57% as of March 31, 1998 compared to a 48% decrease as of December 31, 1997. This change is due primarily to an increase in the size of the Bank's 15-year fixed rate mortgage portfolio and a decrease in its adjustable rate mortgage loan portfolio in the same time period.

Due to the low level of mortgage loan interest rates, refinance activity increased dramatically beginning in December 1997. Many of the Bank's customers refinanced from adjustable rate to fixed rate mortgages causing the changes in portfolio sizes discussed above. In the first quarter of 1998 Management retained these 15-year fixed rate mortgages instead of selling them into the secondary mortgage market. Most of these retained mortgages were funded by long-term, fixed rate FHLB advances in order to reduce the level of additional exposure to interest rate risk. As of March 24, 1998 the Bank began selling its current production of 15-year fixed rate mortgages to further reduce its exposure to interest rate risk.

         As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, expected rates of prepayments on loans, decay rates of deposits and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

         In addition, the above table may not properly reflect the impact of general interest rate movements on the Corporation's net interest income because the repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Corporation's control.

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

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

                                         OTTAWA FINANCIAL CORPORATION

      Date:  5/13/98                     Gordon L. Grevengoed
             -------                     --------------------
                                           Gordon L. Grevengoed
                                           President and Chief Executive Officer

      Date:  5/13/98                     Jon W. Swets
             -------                     ------------
                                           Jon W. Swets
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number        Description
--------------        -----------

     11               Statement - Re:  Computation of Per Share Earnings.

     27               Financial Data Schedule (Electronic Filing Only).