Form 10-Q
period 1998-06-30
OTTAWA FINANCIAL CORP
filed 1998-08-13
CIK 920604

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

Commission File Number 0-24118


                          OTTAWA FINANCIAL CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         38-3172166
           --------                                         ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                   245 Central Avenue, Holland, Michigan 49423
                   -------------------------------------------
                    (Address of principal executive offices)

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
Class:
Common stock, $.01 par value        As of August 5, 1998, there were 5,167,560
                                    shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:



                                                                              Page
                                                                              ----
ITEM 1 - FINANCIAL STATEMENTS
      Consolidated Statements of Financial Condition.........................3

      Consolidated Statements of Operations..................................4

      Consolidated Statements of Comprehensive Income........................5

      Consolidated Statements of Cash Flows..................................6-7

      Notes to the Consolidated Financial Statements.........................8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS..........................................9-14

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK..................................................................15-17

                           Part II - Other Information

OTHER INFORMATION............................................................18

SIGNATURES...................................................................18

EXHIBIT INDEX................................................................19


PART 1                         OTTAWA FINANCIAL CORPORATION
Item 1.               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                              June 30, 1998  December 31, 1997
                                                                  (Dollars in Thousands)
ASSETS
Cash and due from financial institutions                     $ 25,124           $ 25,437
Interest-bearing demand deposits in other financial
institutions                                                   12,650              7,087
                                                             --------           --------
   Total cash and cash equivalents                             37,774             32,524

Securities available for sale                                  58,074             57,308

Federal Home Loan Bank stock                                    8,095              7,308
Loans held for sale                                             3,208              1,955
Loans receivable, net                                         773,524            747,423
Accrued interest receivable
   Loans                                                        3,853              3,859
   Securities                                                     942                669
Premises and equipment, net                                    15,581             15,030
Acquisition intangibles                                        13,640             14,248
Other assets                                                    5,174              5,493
                                                             --------           --------
   Total Assets                                              $919,865           $885,817
                                                             ========           ========

LIABILITIES
Deposits                                                     $670,939           $654,560
Federal Home Loan Bank advances                               161,643            145,458
Advances from borrowers for taxes and insurance                 3,720                917
Accrued expenses and other liabilities                          7,901              8,519
                                                             --------           --------
   Total Liabilities                                          844,203            809,454
                                                             --------           --------

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
  10,000,000 shares authorized; issued
  6,133,437 shares at June 30, 1998,
  6,012,997 shares at December 31, 1997                            61                 60
Additional Paid-in Capital                                     69,733             67,381
Retained earnings, substantially restricted                    26,443             23,386
Net unrealized gain or (loss) on securities available
for sale, net of tax                                               90                 62
Employee Stock Ownership Plan (Unallocated Shares)             (2,108)            (2,323)
Management Recognition and Retention Plan (Unearned Shares)    (1,016)            (1,502)
Less Cost of Common Stock in
   Treasury - 936,077 shares at
   June 30, 1998, 699,913 shares at
   December 31, 1997                                          (17,541)           (10,701)
                                                             --------           --------

Total Shareholders' Equity                                     75,662             76,363
                                                             --------           --------

Total Liabilities and Shareholders' Equity                   $919,865           $885,817
                                                             ========           ========

               See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     Three Months Ended         Six Months Ended
                                                           June 30                   June 30
                                                      1998       1997           1998        1997
                                                      ----       ----           ----        ----
                                                                (Dollars in Thousands,
                                                                 except per share data)
Interest Income
    Loans                                           $15,706    $14,987        $31,008     $29,444
    Investment securities and
      equity investments                              1,006        966          1,971       1,927
    Other interest and dividend income                  251        270            540         474
                                                    -------    -------        -------     -------
                                                     16,963     16,223         33,519      31,845
                                                    -------    -------        -------     -------

Interest Expense
    Deposits                                          7,570      7,227         15,186      14,280
    Federal Home Loan Bank advances                   2,371      2,076          4,622       4,088
    Other                                                22          5             31           9
                                                         --         --             --          --
                                                      9,963      9,308         19,839      18,377
                                                    -------    -------        -------     -------
NET INTEREST INCOME                                   7,000      6,915         13,680      13,468

Provision for loan losses                               225        150            435         300
                                                    -------    -------        -------     -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                     6,775      6,765         13,245      13,168
                                                    -------    -------        -------     -------

Noninterest income
    Service charges and other fees                      998        772          2,058       1,309
    Mortgage servicing fees                              81         79            171         142
    Gain on sale of loans                               555          4            992          20
    Gain (loss) on sale of securities                               87            (24)        151
    Other                                               305         95            349         136
                                                    -------    -------        -------     -------
                                                      1,939      1,037          3,546       1,758
                                                    -------    -------        -------     -------

Noninterest expense
    Compensation and benefits                         2,909      2,627          5,756       4,968
    Occupancy                                           370        303            735         633
    Furniture, fixtures and equipment                   300        258            585         514
    Advertising                                          75         75            150         162
    FDIC deposit insurance                              101        100            201         124
    State single business tax                           138         90            276         180
    Data processing                                     241        243            469         454
    Professional services                               115         69            212         149
    Acquisition intangibles amortization                304        305            608         617
    Other                                               644        608          1,351       1,300
                                                    -------    -------        -------     -------
                                                      5,200      4,678         10,343       9,101
                                                    -------    -------        -------     -------
INCOME BEFORE FEDERAL
    INCOME TAX EXPENSE                                3,514      3,124          6,448       5,825

Federal income tax expense                            1,287      1,162          2,390       2,147
                                                    -------    -------        -------     -------

NET INCOME                                          $ 2,227    $ 1,962        $ 4,058     $ 3,678
                                                    =======    =======        =======     =======


Earnings per common share                           $   .40    $   .35        $   .73     $   .64
                                                    =======    =======        =======     =======
Earnings per common share assuming dilution             .36        .33            .66         .60
                                                    =======    =======        =======     =======

Dividends per common share                              .09        .08            .18         .15
                                                    =======    =======        =======     =======


               See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                 Six Months Ended
                                                                      June 30
                                                              1998              1997
                                                              ----              ----

                                                               (Dollars in Thousands)

Net Income                                                  $4,058            $3,678

Other comprehensive income, net of tax:

     Unrealized gains (losses) arising during the period
          on securities available for sale                      12                44

     Less:  reclassification adjustment for accumulated
          (gains) losses included in net income                 16              (100)
                                                            ------            ------

     Unrealized gains (losses) on securities available
          for sale                                              28               (56)
                                                            ------            ------

Comprehensive income                                        $4,086            $3,622
                                                            ======            ======







          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Six Months Ended
                                                                       June 30
                                                                1998           1997
                                                                ----           ----
                                                               (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $4,058         $3,678
   Adjustments to reconcile net income to net cash
      from operating activities
         Depreciation                                             577            536
         Net amortization of security premiums and discounts      230            192
         Amortization of acquisition intangibles                  608            617
         Provision for loan losses                                435            300
         Loss on limited partnership investments                   82             24
         ESOP expense                                             731            477
         MRP expense                                              270            302
         Origination of loans for sale                        (59,971)        (6,823)
         Proceeds from sale of loans originated for sale       59,018          6,843
         Gain on sale of loans                                   (992)           (20)
         (Gain)/Loss on sale of securities                         24           (151)
   Changes in:
         Other assets                                              40            297
         Other liabilities                                       (432)           (27)
                                                                -----            ---
            Net cash from operating activities                  4,678          6,245
                                                                -----          -----


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of securities available for sale                  (19,094)        (4,161)
   Proceeds from calls and maturities of securities
   available for sale                                          10,010          8,020
   Proceeds from sale of securities available for sale          3,976            299
   Purchases of FHLB stock                                       (787)          (350)
   Principal payments on mortgage-backed certificates           4,046          3,627
   Purchases of loans                                                         (2,367)
   Loan originations net of principal payments on loans       (25,844)       (14,291)
   Premises and equipment expenditures, net                    (1,128)          (350)
                                                              -------         ------
      Net cash from investing activities                      (28,821)        (9,573)
                                                              -------         ------

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    CONTINUED


                                                                Six Months Ended
                                                                     June 30
                                                             1998             1997
                                                             ----             ----
                                                             (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                 16,379           13,729
   Net decrease in Federal funds purchased                                   (2,000)
   Proceeds from FHLB advances                              63,500           47,000
   Repayment of FHLB advances                              (47,315)         (47,212)
   Net increase in advances from borrowers                   2,803            3,257
   Proceeds from exercise of stock options                     397              165
   Proceeds from exercise of stock warrants                  1,470
   Cash dividends paid                                      (1,001)            (895)
   Purchase of treasury shares                              (6,840)          (5,391)
                                                           -------          -------
      Net cash from financing activities                    29,393            8,653
                                                           -------          -------

Net change in cash and cash equivalents                      5,250            5,325
                                                           -------          -------
Cash and cash equivalents at beginning of year              32,524           22,801
                                                           -------          -------

Cash and cash equivalents at end of year                   $37,774          $28,126
                                                           =======          =======

Supplemental disclosures of cash flow information
   Cash paid during the year for
      Interest                                             $20,754          $18,865
      Income taxes                                           1,710            1,665











          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           QUARTER ENDED JUNE 30, 1998

                                   (UNAUDITED)


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 1998, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1997.

      The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

      Earnings per common share and Earnings per common share assuming dilution were computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted retroactively beginning the fourth quarter of 1997. All prior amounts have been restated to be comparable. Amounts reported as earnings per common share reflect the earnings available to common shareholders for the year divided by the weighted average number of common shares outstanding during the year. Common shares outstanding include issued shares less shares held in the treasury and unallocated shares held by the ESOP. Earnings per common share assuming dilution includes the shares that would be outstanding assuming exercise of dilutive stock options and warrants.

      On July 29, 1998, the Corporation declared a 10% stock dividend to be paid on August 31, 1998. This was the second stock dividend declared by the Corporation. The first stock dividend which was also 10% was paid on September 30, 1997. All per share information has been retroactively adjusted to reflect the 10% stock dividend declared on July 29, 1998 and the 10% stock dividend paid on September 30, 1997.

      In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The Corporation adopted SFAS No. 130 retroactively beginning with the first quarter of 1998. Under this standard, comprehensive income is defined as all changes in equity other than those resulting from investments by owners and distributions to owners, and therefore includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

Item 2
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion compares the financial condition of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank") at June 30, 1998 to December 31, 1997 and the results of operations for the three and six months ended June 30, 1998, compared to the same periods in 1997. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

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

FINANCIAL CONDITION

      The Corporation's total assets increased to $919.87 million at June 30, 1998 from $885.82 million at December 31, 1997. Most of the growth was in the loan portfolio, which was funded from the proceeds received from FHLB advances and federal funds purchased, as well as the growth in deposits.

      Net loans receivable increased to $773.52 million at June 30, 1998 from $747.42 million at December 31, 1997. This growth was primarily in the commercial portfolio and to a lesser degree in the consumer portfolio. The growth was achieved through Management's focus on the development of its commercial and business banking services, as well as healthy loan demand in the Corporation's market area. Furthermore, the volume of residential mortgage loans originated for sale increased from $6.82 million for the six months ended June 30, 1997 to $59.97 million for the same period in 1998, resulting from a general market decline in mortgage interest rates causing significant refinancing activity and a change in the method of pricing mortgage loans to be sold. The Corporation moved from rate commitments based upon a sixty day delivery period to a thirty day delivery period to Freddie Mac, resulting in more competitive rates being offered to customers.

      Deposits increased to $670.94 million at June 30, 1998 from $654.56 million at December 31, 1997. The areas of growth were primarily in money market savings and demand deposit accounts, as well as commercial checking accounts. The growth in these areas compensated for a decline in certificates of deposit of $10.40 million. Much of the longer term certificates of deposit that matured during the six months ended June 30, 1998 did not roll over into new certificate of deposit accounts likely due to the low interest rate environment. Due to the low rates being offered during 1998 on wholesale funding sources, the Bank increased its use of FHLB advances in funding the growth in the loan portfolio.

      The primary components of the change in shareholders' equity for the six months ended June 30, 1998 were increases due to net income of $4.06 million and proceeds from the exercise of stock warrants of $1.47 million and a decrease due to repurchases of the Corporation's common stock of $6.84 million, resulting in a net decrease in shareholders' equity of $701,000. According to their terms, the Corporation's outstanding stock warrants expire on February 13, 1999. As this expiration date approaches it is expected that warrant exercise activity will increase resulting in increases in shareholders' equity. Substantial increases in the Corporation's shareholders' equity could negatively impact return on equity as the Corporation attempts to deploy such additional capital. Remaining warrants outstanding at June 30, 1998 would allow the purchase of 499,283 shares at an exercise price of $15.91 per share for total proceeds of $7.94 million.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

      The following tables present for the periods indicated the total dollar amount of interest income earned on average interest-earning assets and the resultant yields, as well as the amount of interest expense paid on average interest-bearing liabilities, and the resultant rates.



                                              Six Months Ended                  Six Months Ended
                                                June 30, 1998                     June 30, 1997
                                        ------------------------------    ------------------------------
                                        Average    Interest                Average
                                        Outstanding Earned/   Yield/      Outstanding Interest   Yield/
                                         Balance     Paid      Rate        Balance   Earned/Paid  Rate
                                        ------------------------------    ------------------------------
                                                            (Dollars in Thousands)
Interest-Earning Assets:
  Loans receivable (1)(2)                 $769,089   $31,029     8.10%      $725,098     $29,468  8.13%
  Securities(2)                             61,058     1,988     6.51         59,144       1,979  6.67
  Other interest-earning
   assets                                   14,727       540     7.33         14,596         474  6.50
                                          --------   -------     ----       --------     -------  ----
    Total interest-earning
      assets                              $844,874   $33,557     7.97%      $798,838     $31,921  7.99%
                                          --------   -------     ----       --------     -------  ----
Interest-Bearing
 Liabilities:
  Demand and NOW deposits                 $161,526   $ 3,052     3.81%      $149,164     $ 2,827  3.83%
  Savings deposits                          62,316       624     2.02         67,083         801  2.42
  Certificate accounts                     403,311    11,510     5.76        388,152      10,652  5.55
  FHLB advances                            155,454     4,622     6.00        141,248       4,088  5.85
  Other interest-bearing
   liabilities                               1,133        31     5.47            240           9  7.27
                                          --------   -------     ----       --------     -------  ----
    Total interest-bearing
     liabilities                          $783,740   $19,839     5.10%      $745,887     $18,377  4.98%
                                          --------   -------     ----       --------     -------  ----
  Net interest income                                $13,718                             $13,544
                                                     =======                             =======
  Net interest rate spread                                       2.87%                            3.01%
                                                                 ====                             ====
  Net earning assets                      $ 61,134                           $52,951
                                          ========                          ========
  Net yield on average
    interest-earning assets                                      3.26%                            3.39%
                                                                 ====                             ====
  Average interest-earning
   assets to average
   interest-bearing liabilities                         1.08x                               1.07x
                                                     =======                             =======

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


                                                      Six Months Ended
                                                          June 30
                                                       1998 vs. 1997
                                                --------------------------------
                                                    Increase
                                                   (Decrease)
                                                     Due to
                                                ------------------
                                                                         Total
                                                 Volume    Rate        Increase
                                                                      (Decrease)
                                                --------------------------------
                                                   (Dollars in Thousands)
        Interest-earning assets:
           Loans receivable                       $1,773   $ (212)     $1,561
           Securities - Taxable                       54      (45)          9
           Other interest-earning assets               4       62          66
                                                       -       --          --
              Total interest-earning assets       $1,831   $ (195)     $1,636
                                                  ======   =======     ======
        Interest-bearing liabilities:
           Demand and NOW deposits                   234       (9)        225
           Savings deposits                          (54)    (123)       (177)
           Certificate accounts                      424      434         858
           Borrowings                                420      114         534
           Other interest-bearing liabilities         24       (2)         22
                                                  ------   ------      ------
              Total interest-bearing
               liabilities                        $1,048     $414      $1,462
                                                  ======   ======      ======
        Net interest income                       $  783   $ (609)     $  174
                                                  ======   ======      ======


RESULTS OF OPERATIONS

      Net income for the quarter ended June 30, 1998 was $2.23 million or $.36 per share assuming dilution compared to net income of $1.96 million or $.33 per share assuming dilution for the same period in 1997. Net income for the six months ended June 30, 1998 was $4.06 million or $.66 per share assuming dilution compared to net income of $3.68 million or $.60 per share assuming dilution for the same period in 1997. The improvement in earnings over the same periods in the prior year was due primarily to the growth in noninterest income and, to a lesser extent, an improvement in net interest income. These improvements were partially offset by increases in the provision for loan losses and noninterest expenses. All per share information has been retroactively adjusted to reflect the 10% stock dividend declared on July 29, 1998.

       To supplement the EPS information typically disclosed, the Corporation is providing "cash" or "tangible" EPS as an alternative measure for evaluating the Corporation's ability to grow tangible capital. The calculations of cash earnings per share were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The cash or tangible EPS for the second quarter of 1998 was $.46, which was $.10 per share higher than the standard EPS, compared to a cash EPS of $.41 for the second quarter of 1997, showing a 12% improvement. The cash or tangible EPS for the six months ended June 30, 1998 was $.85, which was $.19 per share higher than the standard EPS, compared to a cash EPS of $.79 for the same period in 1997. This measure and the factors influencing its calculation are described more fully in the 1997 Annual Report to shareholders.

      Net income for the six months ended June 30, 1998 yielded a return on average equity ("ROE") of 10.63% compared to an ROE of 9.66% for the same period in 1997. The increase in the ROE was primarily attributable to the improved earnings resulting from increased noninterest income and net interest income. In addition to the increase in net income, ROE was also positively impacted by the stock buy back activity discussed above.

      Net interest income increased $174,000 on a tax equivalent basis for the six months ended June 30, 1998 as compared to the same period in 1997. The increase in net interest income was attributable to the positive impact of interest-earning asset volume increases caused by internal growth experienced during late 1997 and the first six months of 1998. The yield on total interest-earning assets remained stable while market interest rates declined. The stability was due to a change in the composition of the Bank's loan portfolio to higher yielding commercial loans thereby offsetting the general rate decline. Concurrently, there was an increase in the cost of interest-bearing liabilities, resulting in a decline in the net interest spread. The cost of interest-bearing liabilities increased primarily due to an increase in FHLB advances as a percent of total interest-bearing liabilities. Further, the rates on deposit accounts have generally decreased since 1997, however, the cost of certificate accounts increased to 5.76% for the first six months of 1998 compared to 5.55% for the same period in 1997. This increase in cost of certificates of deposit is almost entirely due to the decrease in amortization of the purchase accounting adjustment relative to certificate accounts obtained in the acquisition of the former AmeriBank, FSB ("AFSB") in early 1996. Amortization of this purchase accounting adjustment is an offset to interest expense. Net interest spread declined from 3.01% to 2.87%, and net interest margin, from 3.39% to 3.26%, for the six months ended June 30, 1997 compared to the same period in 1998, respectively. The reduction in net interest margin was primarily the result of this spread decline.

      The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. Although actual losses on loans have not increased compared to the first six months of the prior year, the provision of $435,000 for the six months ended June 30, 1998 compared to $300,000 for the same period in the prior year was in response to the growth achieved in the consumer and commercial loan portfolios.

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

      Noninterest income increased to $3.55 million for the six months ended June 30, 1998 from $1.76 million for the same period in 1997. The increase in noninterest income was primarily the result of increased sales and realizations of gains on sales of mortgage loans during 1998 compared to the prior year. The increase was also attributable to enhancements in deposit account service fees that were implemented during the third quarter of 1997 to achieve more consistency in fee structures between the Bank and AFSB. These increases were further complimented by increases in mortgage servicing fees due to growth in the servicing portfolio and increases in fee income from sales of mutual funds and annuities.

       Noninterest expense increased to $10.34 million for the six months ended June 30, 1998 from $9.10 million for the same period in 1997. The increase in noninterest expense was primarily in employee related costs, a portion of which was related to the increased expense of the Employee Stock Ownership Plan due to the higher market value of the Corporation's stock. Further, specialized expertise has been added to the Corporation's staff to develop the commercial and consumer loan portfolio's and other lines of fee generating business consistent with the Corporation's strategic plan. The benefits of these investments in resources have been reflected in the growth in the loan portfolio and the increase in fee income on sales of mutual funds and annuities.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      The Corporation's non-performing assets increased from $3.18 million at December 31, 1997 to $4.56 million at June 30, 1998 due to increases in non-accruing loans and foreclosed assets. The percentage of non-performing assets to total assets was .50% at June 30, 1998 compared to .36% at December 31, 1997. The Corporation's allowance for loan losses as a percentage of non-performing loans at June 30, 1998 was 103.14% compared to 120.32% at December 31, 1997. Non-accruing loans at June 30, 1998 consisted of $1.69 million of residential mortgage loans, $401,000 of consumer loans and $1.33 million of commercial business and nonresidential loans. The increase in non-accrual loans was primarily in residential mortgage loans and commercial business loans. The increases are represented by a small number of individual loans in which loss exposure is deemed to be nominal considering the adequacy of the security and/or other secondary payment sources.

      The table below sets forth the amounts and categories of non-performing assets at June 30, 1998 and December 31, 1997.

                                                      June 30      December 31
                                                       1998           1997
                                                       ----           ----
                                                    (Dollars in Thousands)

      Non-accruing loans
         One to four family                           $1,691         $1,528
         Commercial and multi-family real estate       1,330            118
         Consumer                                        401            434
                                                      ------         ------
           Total                                       3,422          2,080
      Accruing loans delinquent more than 90 days:
         One- to four-family                              84             98
         Commercial and multi-family real estate           5            546
         Consumer                                          4              2
                                                      ------         ------
           Total                                          93            646
                                                      ------         ------
      Foreclosed assets:
         One- to four-family                             773            276
         Consumer                                        273            181
                                                         ---         ------
           Total                                       1,046            457
                                                      ------         ------
      Total non-performing assets                     $4,561         $3,183
                                                      ======         ======
      Total as a percentage of total assets              .50%           .36%
                                                      ======         ======



LIQUIDITY

      The Corporation anticipates it will have sufficient funds available to meet current loan commitments primarily through sales, calls and maturities of securities, loan payments and payoffs, and the growth of deposits. If necessary, additional sources of liquidity are available from FHLB borrowings and unused lines of credit with correspondent banks. At June 30, 1998, the Corporation had commitments to make loans of $42.31 million, unused lines of credit of $68.54 million, and construction loans in process of $37.49 million.

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

      The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities with short and intermediate-term maturities reprice more rapidly, or on a different basis, than its interest-earning assets. Effort is being made to reduce the duration and average life of the Bank's interest-earning assets. In this regard, the Bank continues to emphasize adjustable-rate mortgage loans and is attempting to grow its consumer and commercial portfolios which tend to be shorter-term in nature than the mortgage loan portfolio. In addition, all long-term, fixed rate residential mortgages are underwritten in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") guidelines thereby allowing the flexibility of sale of the assets into the secondary market. All 30-year fixed-rate residential mortgage loans are sold as they are originated, and beginning in late March 1998, originations of all 15-year fixed-rate loans are sold as well. With its funding sources, management is attempting to reduce the impact of interest rate changes by emphasizing non-interest bearing products, longer-term certificates of deposit and use of fixed-rate, term advances from the FHLB.

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

      NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 4% increases and decreases in market interest rates. The tables below present the Bank's projected change in NPV and net interest income ("NII") for the various rate shock levels at June 30, 1998 and December 31, 1997.




 June 30, 1998:         Net Portfolio Value             Net Interest Income
                        -------------------             -------------------

  Change in
Interest Rate           $ Amount   % Change           $ Amount    % Change
(Basis Points)           in NPV     in NPV             in NII      in NII
--------------------------------------------------------------------------------
    +400               $38,385       -52 %           $18,819         -30 %
    +300                51,454       -35              21,254         -21
    +200                62,113       -22              23,284         -13
    +100                70,784       -11              25,081          -6
       0                79,153       ---              26,822         ---
    -100                86,690        10              28,477           6
    -200                89,410        13              29,596          10
    -300                96,555        22              30,558          14
    -400                99,948        26              30,582          14


 December 31, 1997:     Net Portfolio Value             Net Interest Income
                        -------------------             -------------------
  Change in
Interest Rate           $ Amount   % Change           $ Amount    % Change
(Basis Points)           in NPV     in NPV             in NII      in NII
--------------------------------------------------------------------------------
    +400               $42,260       -48 %           $17,370         -31 %
    +300                54,990       -33              19,803         -22
    +200                64,479       -21              21,699         -14
    +100                73,263       -11              23,518          -7
       0                81,958       ---              25,286         ---
    -100                90,649        11              27,101           7
    -200                96,085        17              28,488          13
    -300               106,833        30              29,521          17
    -400               115,250        41              29,823          18

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

      The tables above indicate that from December 31, 1997 to June 30, 1998 there has been a slight increase in sensitivity to a rise in interest rates. At an increase in interest rates of 400 basis points, NPV decreases by 52% as of June 30, 1998 compared to a 48% decrease as of December 31, 1997. This change is due primarily to an increase in the size of the Bank's 15-year fixed-rate mortgage portfolio and a decrease in its adjustable rate-mortgage loan portfolio in the same time period. Due to the low level of mortgage loan interest rates, refinance activity increased dramatically beginning in December 1997. Many of the Bank's customers refinanced from adjustable rate to fixed rate mortgages causing the changes in portfolio sizes discussed above. In the first quarter of 1998 Management retained these 15-year fixed rate mortgages instead of selling them into the secondary mortgage market. Most of these retained mortgages were funded by long-term, fixed rate FHLB advances in order to reduce the level of additional exposure to interest rate risk. As of March 24, 1998 the Bank began selling its current production of 15-year fixed rate mortgages to further reduce its exposure to interest rate risk.

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

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

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

Item 4      Submission of Matters to a Vote of Security Holders:
                   On April 28, 1998, Ottawa Financial Corporation held its Annual Meeting of Shareholders ("Meeting").

            Shareholders of the Corporation voted on the following matters at the Meeting:

            Election of Directors      Votes For         Votes Withheld
            ---------------------      --------          --------------
            Gordon L. Grevengoed       4,238,804              11,969
            G. W. Haworth              4,236,571              13,902
            Leon E. Koops              4,238,169              12,604

            Ratification of the appointment   Votes For  Abstain   Votes Against
                                              --------   -------   -------------
            of Crowe, Chizek and Company as
            independent auditors of the Bank 4,223,007    22,687        5,079

Item 5      Other Information:
                   There are no matters required to be reported under this item.

Item 6      Exhibits and Reports on Form 8-K:

            (a)    Exhibit 11 Statement - Re: Computation of per Share Earnings

            (b)    Exhibit 27 - Financial Data Schedule (electronic filing only)

            (c)    Reports on Form 8-K
                   1. The Corporation filed a Form 8-K dated July 29, 1998 with the SEC, containing a press release announcing the declaration of a 10% stock dividend payable on August 31, 1998 to shareholders of record on August 12, 1998.



                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OTTAWA FINANCIAL CORPORATION

Date:  August 12, 1998                  Gordon L. Grevengoed
       ------------------------         --------------------
                                         Gordon L. Grevengoed
                                         President and Chief Executive Officer

Date:  August 12, 1998                  Jon W. Swets
       ------------------------         ------------
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