Form 10-Q
period 1998-09-30
OTTAWA FINANCIAL CORP
filed 1998-11-13
CIK 920604

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

Commission File Number 0-24118


                          OTTAWA FINANCIAL CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       38-3172166
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

Yes    X         No
      ---           ---
Class:
Common stock, $.01 par value       As of November 3, 1998, there were 5,509,431
                                   shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:



                                                                                                                        Page
                                                                                                                        ----
ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition...................................................................3

         Consolidated Statements of Operations............................................................................4

         Consolidated Statements of Comprehensive Income..................................................................5

         Consolidated Statements of Cash Flows..........................................................................6-7

         Notes to the Consolidated Financial Statements...................................................................8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS....................................................................................9-17

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK...........................................................................................................18-20

                           Part II - Other Information

OTHER INFORMATION........................................................................................................21

SIGNATURES...............................................................................................................21

EXHIBIT INDEX............................................................................................................22

 PART 1                    OTTAWA FINANCIAL CORPORATION
 Item 1.            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                        September 30, 1998     December 31, 1997
                                                                        ------------------     -----------------
                                                                                  (Dollars in Thousands)
ASSETS
Cash and due from financial institutions                                     $  23,682              $  25,437
Interest-bearing demand deposits in other financial institutions                11,562                  7,087
                                                                             ---------              ---------
     Total cash and cash equivalents                                            35,244                 32,524

Securities available for sale                                                   58,882                 57,308

Federal Home Loan Bank stock                                                    11,782                  7,308
Loans held for sale                                                              4,207                  1,955
Loans receivable, net                                                          781,119                747,423
Accrued interest receivable
     Loans                                                                       3,848                  3,859
     Securities                                                                    862                    669
Premises and equipment, net                                                     15,512                 15,030
Acquisition intangibles                                                         13,336                 14,248
Other assets                                                                     5,452                  5,493
                                                                             ---------              ---------
     Total Assets                                                            $ 930,244              $ 885,817
                                                                             =========              =========

LIABILITIES
Deposits                                                                     $ 676,929              $ 654,560
Federal Home Loan Bank advances                                                169,768                145,458
Advances from borrowers for taxes and insurance                                  1,973                    917
Accrued expenses and other liabilities                                           8,213                  8,519
                                                                             ---------              ---------
     Total Liabilities                                                         856,883                809,454
                                                                             ---------              ---------

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
  10,000,000 shares authorized; issued
  6,149,722 shares at September 30, 1998,
  6,012,997 shares at December 31, 1997                                             61                     60
Additional Paid-in Capital                                                      72,920                 67,381
Retained earnings, substantially restricted                                     13,514                 23,386
Net unrealized gain or (loss) on securities available for sale, net of tax         264                     62
Employee Stock Ownership Plan (Unallocated Shares)                              (1,996)                (2,323)
Management Recognition and Retention Plan (Unearned Shares)                       (881)                (1,502)
Less Cost of Common Stock in
     Treasury # 611,463 shares at
     September 30, 1998, 699,913 shares at
     December 31, 1997                                                         (10,521)               (10,701)
                                                                             ---------              ---------

Total Shareholders' Equity                                                      73,361                 76,363
                                                                             ---------              ---------

Total Liabilities and Shareholders' Equity                                   $ 930,244              $ 885,817
                                                                             =========              =========



          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended                     Nine Months Ended
                                                                    September 30                          September 30
                                                               1998             1997                  1998             1997
                                                               ----             ----                  ----             ----
                                                                                   (Dollars in Thousands,
                                                                                    except per share data)
Interest Income
     Loans                                                     $15,914         $15,249               $46,922           $44,694
     Investment securities and
       equity investments                                          977             845                 2,948             2,770
     Other interest and dividend income                            397             259                   937               734
                                                                   ---             ---                   ---               ---
                                                                17,288          16,353                50,807            48,198
                                                                ------          ------                ------            ------

Interest Expense
     Deposits                                                    7,692           7,475                22,878            21,755
     Federal Home Loan Bank advances                             2,482           2,093                 7,104             6,181
     Other                                                           4               1                    35                10
                                                                     -               -                    --                --
                                                                10,178           9,569                30,017            27,946
                                                                ------           -----                ------            ------
NET INTEREST INCOME                                              7,110           6,784                20,790            20,252

Provision for loan losses                                          240             180                   675               480
                                                                   ---             ---                   ---               ---

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                6,870           6,604                20,115            19,772
                                                                 -----           -----                ------            ------

Noninterest income
     Service charges and other fees                              1,093             783                 3,151             2,092
     Mortgage servicing fees                                        83              80                   254               222
     Gain on sale of loans                                         592              21                 1,584                41
     Gain (loss) on sale of securities                                             (4)                   (24)              143
     Other                                                         227              62                   576               202
                                                                   ---              --                   ---               ---
                                                                 1,995             942                 5,541             2,700
                                                                 -----             ---                 -----             -----

Noninterest expense
     Compensation and benefits                                   2,953           2,606                 8,709             7,574
     Occupancy                                                     392             313                 1,127               947
     Furniture, fixtures and equipment                             335             265                   920               779
     Advertising                                                    75              75                   225               237
     FDIC deposit insurance                                        101             100                   302               224
     State single business tax                                     138             126                   414               306
     Data processing                                               230             216                   699               670
     Professional services                                         109              98                   320               492
     Acquisition intangibles amortization                          304             305                   912               922
     Other                                                         715             623                 2,067             1,677
                                                                   ---             ---                 -----             -----
                                                                 5,352           4,727                15,695            13,828
                                                                 -----           -----                ------            ------
INCOME BEFORE FEDERAL
     INCOME TAX EXPENSE                                          3,513           2,819                 9,961             8,644

Federal income tax expense                                       1,308           1,089                 3,698             3,236
                                                                 -----           -----                 -----             -----

NET INCOME                                                      $2,205          $1,730                $6,263            $5,408
                                                                 =====           =====                 =====             =====


Earnings per common share                                         $.41            $.31                 $1.14              $.95
                                                                   ===             ===                  ====               ===
Earnings per common share assuming dilution                        .37             .28                  1.02               .88
                                                                   ===             ===                  ====               ===

Dividends per common share                                         .10             .08                   .28               .24
                                                                   ===             ===                   ===               ===


          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                                   Nine Months Ended
                                                                                                     September 30
                                                                                            1998                      1997
                                                                                            ----                      ----

                                                                                                 (Dollars in Thousands)


Net Income                                                                                 $6,263                    $5,408

Other comprehensive income, net of tax:

     Unrealized gains (losses) arising during the period
          on securities available for sale                                                    186                        25

     Less:  reclassification adjustment for accumulated (gains)
          losses included in net income                                                        16                      (94)
                                                                                               --                      ----

     Unrealized gains (losses) on securities available for sale                               202                      (69)
                                                                                              ---                      ----

Comprehensive income                                                                       $6,465                    $5,339
                                                                                           ======                    ======


























          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    Nine Months Ended
                                                                                                      September 30
                                                                                              1998                   1997
                                                                                              ----                   ----
                                                                                                 (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                               $6,263                 $5,408
     Adjustments to reconcile net income to net cash
         from operating activities
              Depreciation                                                                       888                    802
              Net amortization of security premiums and discounts                                331                    254
              Amortization of acquisition intangibles                                            912                    922
              Provision for loan losses                                                          675                    480
              Loss on limited partnership investments                                            244                     63
              ESOP expense                                                                     1,059                    778
              MRP expense                                                                        405                    442
              Origination of loans for sale                                                 (98,076)               (24,469)
              Proceeds from sale of loans originated for sale                                 96,324                 24,510
              Gain on sale of loans                                                          (1,584)                   (41)
              (Gain) / Loss on sale of securities                                                 24                  (143)
     Changes in:
              Other assets                                                                     (145)                    545
              Other liabilities                                                                (120)                    771
                                                                                               -----                    ---
                  Net cash from operating activities                                           7,200                 10,322
                                                                                               -----                 ------


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                                              (33,833)               (16,823)
     Proceeds from calls and maturities of securities available for sale                      21,379                 19,316
     Proceeds from sale of securities available for sale                                       3,976                  2,324
     Purchases of FHLB stock                                                                 (4,474)                  (350)
     Principal payments on mortgage-backed certificates                                        6,511                  4,981
     Purchases of loans                                                                                             (3,607)
     Loan originations net of principal payments on loans                                   (33,287)               (21,437)
     Premises and equipment expenditures, net                                                (1,370)                  (987)
                                                                                             -------                  -----
         Net cash from investing activities                                                 (41,098)               (16,583)
                                                                                            --------               --------

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    CONTINUED

                                                                                                  Nine Months Ended
                                                                                                    September 30
                                                                                           1998                    1997
                                                                                           ----                    ----
                                                                                              (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                              22,369                  19,516
     Net decrease in Federal funds purchased                                                                      (2,000)
     Proceeds from FHLB advances                                                          154,625                  49,000
     Repayment of FHLB advances                                                         (130,315)                (49,212)
     Net increase in advances from borrowers                                                1,056                   1,765
     Proceeds from exercise of stock options                                                  487                     204
     Proceeds from exercise of stock warrants                                               1,482                     197
     Cash dividends paid                                                                  (1,545)                 (1,358)
     Purchase of treasury shares                                                         (11,541)                 (6,940)
                                                                                         --------                 -------
         Net cash from financing activities                                                36,618                  11,172
                                                                                           ------                  ------

Net change in cash and cash equivalents                                                     2,720                   4,911
                                                                                            -----                   -----
Cash and cash equivalents at beginning of year                                             32,524                  22,801
                                                                                           ------                  ------

Cash and cash equivalents at end of year                                                  $35,244                 $27,712
                                                                                           ======                  ======

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                                         $29,809                 $27,674
         Income taxes                                                                       3,160                   2,667











          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 1998, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1997.

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

         On August 31, 1998, the Corporation paid its second 10% stock dividend. The stock dividend was paid from the Corporation's treasury shares and was accounted for at the market value of $23.75 per share on the record date. The balance of treasury shares was reduced at cost using the average cost method. All per share amounts have been retroactively adjusted to reflect this stock dividend and the stock dividend paid on September 30, 1997.

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

NOTE 2 - PENDING LITIGATION

On-Line Financial Services, Inc. is currently serving as the Bank's primary data processing service provider. Due to dissatisfaction with the services provided by On-Line, the Bank has claimed damages against On-Line and is seeking to convert to a new data processing servicer. On-Line has alleged that the Bank has no basis for being dissatisfied with its services, and as a result has claimed liquidated damages and deconversion fees of approximately $990,000 and $59,000, net of related income taxes, respectively. It is anticipated that the Bank's damage claim against On-Line could exceed amounts claimed by On-Line against the Bank. Both parties have agreed to have their claims settled in arbitration, which is expected to begin during or after December 1998.

Item 2
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion compares the financial condition of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank") at September 30, 1998 to December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998, compared to the same periods in 1997. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

         The Corporation may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements with respect to the Corporation's and the Bank's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation's and the Bank's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's and the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation and the Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Bank's products and services; the success of the Bank in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Corporation and the Bank at managing the risks involved in the foregoing.

         The Corporation does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

         The Corporation's total assets increased to $930.24 million at September 30, 1998 from $885.82 million at December 31, 1997. Most of the growth was in the loan portfolio, which was funded from the growth in deposits and proceeds received from FHLB advances.

         Net loans receivable increased to $781.12 million at September 30, 1998 from $747.42 million at December 31, 1997. This growth was primarily in the commercial business portfolio and to a lesser degree in the consumer portfolio. The growth was achieved through Management's focus on the development of its commercial and business banking services, as well as healthy loan demand in the Corporation's market area. Furthermore, the volume of residential mortgage loans originated for sale increased from $24.47 million for the nine months ended September 30, 1997 to $98.08 million for the same period in 1998. The rise in this volume was partially due to a significant increase in refinancing activity as a result of the general market decline in mortgage interest rates, as well as a change in the Corporation's method of pricing mortgage loans to be sold. During the third quarter of 1997, the Corporation moved from rate commitments based upon a sixty day delivery period to a thirty day delivery period to the Federal Home Loan Mortgage Corporation, resulting in more competitive rates being offered to customers.

         Deposits increased to $676.93 million at September 30, 1998 from $654.56 million at December 31, 1997. The areas of growth were primarily in business checking and money market savings accounts. The growth in these areas compensated for a decline in certificates of deposit of $7.67 million. Much of the longer term certificates of deposit that matured during the nine months ended September 30, 1998 did not roll over into new certificate of deposit accounts likely due to the low interest rate environment. Due to the low rates being offered during 1998 on wholesale funding sources, the Bank increased its use of FHLB advances in funding the growth in the loan portfolio.

         The primary components of growth in shareholder's equity for the nine months ended September 30, 1998 related to net income, as well as proceeds received from the exercise of stock options and warrants. These increases were, however, more than offset by quarterly cash dividends declared and additional repurchases of the Corporation's outstanding shares of common stock. According to their terms, the Corporation's outstanding stock warrants expire on February 13, 1999. As this expiration date approaches, it is expected that warrant exercise activity will increase resulting in increases in shareholders' equity. Substantial increases in the Corporation's shareholders' equity could negatively impact return on equity as the Corporation attempts to deploy such additional capital. Remaining warrants outstanding at September 30, 1998 would allow the purchase of 548,803 shares at an exercise price of $14.46 per share for total proceeds of $7.94 million.

         As discussed in Note 1 to the consolidated financial statements, the Corporation paid a 10% stock dividend on August 31, 1998. The stock dividend was paid from the Corporation's treasury shares and was recorded at the market price of the Corporation's stock on the date of record. The Corporation does not anticipate reducing the amount of the cash dividends as a result of the stock dividend.

Average Balances, Interest Rates and Yields

         The following tables present for the periods indicated the total dollar amount of interest income earned on average interest-earning assets and the resultant yields, as well as the amount of interest expense paid on average interest-bearing liabilities, and the resultant rates.

                                                     Nine Months Ended                                 Nine Months Ended
                                                     September 30, 1998                                September 30, 1997
                                         -------------------------------------------       -----------------------------------------
                                            Average        Interest                            Average
                                          Outstanding       Earned/       Yield/             Outstanding       Interest      Yield/
                                            Balance          Paid          Rate                Balance       Earned/Paid      Rate
                                         --------------- -------------- ------------       ---------------- --------------- --------
                                                                            (Dollars in Thousands)
Interest-Earning Assets:
  Loans receivable (1) (2)                     $775,255        $46,953      8.08%            $729,849         $44,729      8.17%
  Securities (2)                                 61,104          2,970      6.48               56,933           2,839      6.63
  Other interest-earning assets                  16,588            937      7.55               14,047             734      6.98
                                                 ------            ---      ----               ------             ---      ----
    Total interest-earning assets              $852,947        $50,860      7.96%            $800,829         $48,302      8.04%
                                                -------         ------      ----              -------          ------      ----
Interest-Bearing Liabilities:
  Demand and NOW deposits                      $168,364         $4,792     3.81%             $149,498          $4,314      3.87%
  Savings deposits                               61,053            882     1.93                66,574           1,195      2.41
  Certificate accounts                          402,007         17,204     5.72               390,187          16,247      5.58
  FHLB advances                                 158,562          7,104     5.99               140,476           6,178      5.90
  Other interest-bearing liabilities                844             35     5.70                   203              11      7.31
                                                    ---             --     ----                   ---              --      ----
    Total interest-bearing liabilities         $790,830        $30,017     5.07%             $746,938         $27,945      5.02%
                                                -------         ------     ----               -------          ------      ----
  Net interest income                                          $20,843                                        $20,357
                                                                ======                                         ======
  Net interest rate spread                                                 2.89%                                           3.02%
                                                                           ====                                            ====
  Net earning assets                            $62,117                                       $53,891
                                                 ======                                        ======
  Net yield on average
    interest-earning assets                                                3.26%                                           3.39%
                                                                           ====                                            ====
  Average interest-earning assets
    to average interest-bearing
    liabilities                                                  1.08x                                          1.07x
                                                                 =====                                          =====

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


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                    1998 vs. 1997
                                                                       -----------------------------------------
                                                                               Increase
                                                                              (Decrease)
                                                                                Due to
                                                                       -------------------------
                                                                                                        Total
                                                                            Volume        Rate         Increase
                                                                                                      (Decrease)
                                                                       ------------ ------------ ---------------
                                                                                (Dollars in Thousands)
            Interest-earning assets:
               Loans receivable                                             $2,742       $(518)          $2,224
               Securities -- Taxable                                           200         (69)             131
               Other interest-earning assets                                   140           63             203
                                                                               ---           --             ---
                  Total interest-earning assets                             $3,082       $(524)          $2,558
                                                                             =====        =====           =====
            Interest-bearing liabilities:
               Demand and NOW deposits                                        $536        $(58)            $478
               Savings deposits                                               (93)        (220)           (313)
               Certificate accounts                                            499          458             957
               Borrowings                                                      808          118             926
               Other interest-bearing liabilities                               26          (2)              24
                                                                                --        -----              --
                  Total interest-bearing liabilities                        $1,776         $296          $2,072
                                                                             =====          ===           =====
            Net interest income                                             $1,306       $(820)            $486
                                                                             =====        =====             ===


Results of Operations

         Net income for the quarter ended September 30, 1998 was $2.21 million or $.37 per share assuming dilution compared to net income of $1.73 million or $.28 per share assuming dilution for the same period in 1997. Net income for the nine months ended September 30, 1998 was $6.26 million or $1.02 per share assuming dilution compared to net income of $5.41 million or $.88 per share assuming dilution for the same period in 1997. The improvement in earnings over the same periods in the prior year was due primarily to the growth in noninterest income and, to a lesser extent, an improvement in net interest income. These improvements were partially offset by increases in the provision for loan losses and noninterest expenses. All per share information has been retroactively adjusted to reflect the 10% stock dividends paid on August 31, 1998 and September 30, 1997.

          To supplement the EPS information typically disclosed, the Corporation is providing "cash" or "tangible" EPS as an alternative measure for evaluating the Corporation's ability to grow tangible capital. The calculations of cash earnings per share were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The cash or tangible EPS for the third quarter of 1998 was $.47, which was $.10 per share higher than the standard EPS, compared to a cash EPS of $.37 for the third quarter of 1997, showing a 27% improvement. The cash or tangible EPS for the nine months ended September 30, 1998 was $1.32, which was $.30 per share higher than the standard EPS, compared to a cash EPS of $1.15 for the same period in 1997. This measure and the factors influencing its calculation are described more fully in the 1997 Annual Report to shareholders.

         Net income for the nine months ended September 30, 1998 yielded a return on average equity ("ROE") of 10.96% compared to an ROE of 9.52% for the same period in 1997. The increase in the ROE was primarily attributable to the improved earnings resulting from increased noninterest income and net interest income. In addition to the increase in net income, ROE was also positively impacted by the Corporation's stock buyback activity.

         Net interest income increased $486,000 on a tax equivalent basis for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase in net interest income was attributable to the positive impact of interest-earning asset volume increases caused by internal growth experienced during late 1997 and the first nine months of 1998. Despite the significant decline in general market interest rates during the first nine months of 1998, there was only a slight decline in the yield on total interest-earning assets. This is attributable to the change in the composition of the Bank's loan portfolio to higher yielding commercial loans during the first three quarters of 1998 compared to the same period in 1997. Concurrently, there was an increase in the cost of interest-bearing liabilities, resulting in a decline in the net interest spread. The cost of interest-bearing liabilities increased primarily due to an increase in FHLB advances as a percent of total interest-bearing liabilities. Further, the rates on deposit accounts have generally decreased since 1997, however, the cost of certificate accounts increased to 5.72% for the first nine months of 1998 compared to 5.58% for the same period in 1997. This increase in cost of certificates of deposit is almost entirely due to the decrease in amortization of the purchase accounting adjustment relative to certificate accounts obtained in the acquisition of the former AmeriBank, FSB ("AFSB") in early 1996. Amortization of this purchase accounting adjustment is an offset to interest expense. Net interest spread declined from 3.02% to 2.89%, and net interest margin, from 3.39% to 3.26%, for the nine months ended September 30, 1997 compared to the same period in 1998, respectively. The reduction in net interest margin was primarily the result of this spread decline.

         The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. Although actual losses on loans have not increased compared to the first nine months of the prior year, the provision of $675,000 for the nine months ended September 30, 1998 compared to $480,000 for the same period in the prior year was in response to the growth achieved in the consumer and commercial loan portfolios, which generally involve a greater degree of risk than one-to-four family type lending.

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

         Noninterest income increased to $5.54 million for the nine months ended September 30, 1998 from $2.70 million for the same period in 1997. The increase in noninterest income was primarily the result of increased sales and realizations of gains on sales of mortgage loans during 1998 compared to the prior year, as well as increases in fee income from sales of mutual funds and annuities. The increase was also attributable to enhancements in deposit account service fees that were implemented during the third quarter of 1997 to achieve more consistency in fee structures between the Bank and AFSB.

          Noninterest expense increased to $15.70 million for the nine months ended September 30, 1998 from $13.83 million for the same period in 1997. The increase in noninterest expense was primarily in employee related costs, a portion of which was related to the increased expense of the Employee Stock Ownership Plan due to the higher market value of the Corporation's stock. Further, specialized expertise has been added to the Corporation's staff to develop the commercial and consumer loan portfolio's and other lines of fee generating business consistent with the Corporation's strategic plan. The benefits of these investments in resources have been reflected in the growth in the loan portfolio and the increase in fee income on sales of mutual funds and annuities.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         The Corporation's non-performing assets increased from $3.18 million at December 31, 1997 to $4.49 million at September 30, 1998 due to increases in non-accruing loans and foreclosed assets. The percentage of non-performing assets to total assets was .48% at September 30, 1998 compared to .36% at December 31, 1997. The Corporation's allowance for loan losses as a percentage of non-performing loans at September 30, 1998 was 102.46% compared to 120.32% at December 31, 1997. The increase in non-accrual loans was primarily in residential mortgage loans and commercial business loans. The increases are represented by a small number of individual loans in which loss exposure is deemed to be nominal considering the adequacy of the security and/or other secondary payment sources.

         The table below sets forth the amounts and categories of non-performing assets at September 30, 1998 and December 31, 1997.

                                                                             September 30           December 31
                                                                                 1998                  1997
                                                                                 ----                  ----
                                                                                  (Dollars in Thousands)

         Non-accruing loans:
         One to four family                                                      $1,667                $1,528
         Commercial business and multi-family real estate                         1,383                   118
         Consumer                                                                   449                   434
                                                                                    ---                   ---
                Total                                                             3,499                 2,080
         Accruing loans delinquent more than 90 days:
             One- to four-family                                                    115                    98
             Commercial and multi-family real estate                                  0                   546
             Consumer                                                                 0                     2
                                                                                      -                     -
                Total                                                               115                   646
                                                                                    ---                   ---
         Foreclosed assets:
             One- to four-family                                                    580                   276
             Consumer                                                               296                   181
                                                                                    ---                   ---
                Total                                                               876                   457
                                                                                    ---                   ---
         Total non-performing assets                                             $4,490                $3,183
                                                                                  =====                 =====
         Total as a percentage of total assets                                      .48 %                 .36 %
                                                                                    ===                   ===

LIQUIDITY

         The Corporation anticipates it will have sufficient funds available to meet current loan commitments primarily through sales, calls and maturities of securities, loan payments and payoffs, and the growth of deposits. If necessary, additional sources of liquidity are available from FHLB borrowings and unused lines of credit with correspondent banks. At September 30, 1998, the Corporation had commitments to make loans of $40.54 million, unused lines of credit of $72.35 million, and construction loans in process of $39.30 million.

CAPITAL RESOURCES

         The Bank is subject to capital to asset requirements in accordance with Bank regulations. There has been no significant change in the level of the Bank's regulatory capital relative to the requirements since December 31, 1997. The Bank remains "well capitalized" under the prompt corrective action regulations.

YEAR 2000 ISSUE

         The year 2000 ("Y2K") issue relates to the inability of computer systems to recognize the year 2000. Many existing computer programs and systems misinterpret the year 2000 as the year 1900 thereby causing many possible processing problems. Due to its dependence on technology and date-sensitive data, the financial institution industry could be significantly impacted by the Y2K issue.

         Financial institution regulators have recently increased their focus on Y2K compliance issues. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue.

         The Corporation's plan of action for Y2K commensed in late 1997 when an action plan was developed and approved by the Board of Directors. The plan sets forth a clear strategy for identifying, testing, renovating and validating all areas affected by the coming millenium. Part of that strategy was to set up a "Y2K Task Force" to work with associates corporate-wide to prepare for Y2K. The plan requires the Corporation to assess its software, hardware, service providers, vendor contracts, other equipment, etc. in order to identify potential problems. The Corporation's Computer and Network Department, as well as its Technology Committee, have been testing, validating and, where necessary, updating or upgrading the computer system as may be required to become Y2K compliant.

         Like most financial service providers, the Corporation and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Corporation's direct control, and third parties with whom the Corporation electronically or operationally interface (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Corporation could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Corporation's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Corporation's operations and, in turn, its financial condition and results of operations.

         The phases of the Corporation's Y2K plan and the status of phase completion are discussed below.

         1) Awareness: Awareness included defining the Y2K problem and gaining executive level support for the resources necessary to perform compliance work. Further, a Y2K program team was established and an overall strategy was developed that encompasses in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers (including correspondents). This phase was completed in September 1997.

         2) Assessment: Assessment included evaluating the size and complexity of the problem and detailing the magnitude of the effort necessary to address Y2K issues. This phase identified all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor interdependencies affected by the Y2K date change. The assessment went beyond information systems and included environmental systems that are dependent on embedded microchips, such as security systems, elevators and vaults. Items were categorized into three main areas: mission critical, non-mission critical and miscellaneous and then broken down even further and assigned to individuals throughout the Corporation. This phase was completed in June 1998.

         3) Renovation: This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. Work has been prioritized based on information gathered during the assessment phase. Where the Corporation relies on third party vendors, certifications are required and where these are not able to be obtained, alternative options have been identified for all important banking functions. The renovation phase is due to be completed by December 31, 1998.

         4) Validation: Validation is a multifaceted process that is critical to the Y2K project and inherent in each phase of the project management plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems will be verified. Management is establishing controls to assure the effective and timely completion of all hardware and software testing prior to final implementation. As with the renovation phase, ongoing discussion will continue with vendors on the success of their validation efforts. This phase is due to be completed by March 31, 1999.

         5) Implementation: In this phase, systems are to be certified as Y2K compliant. For any system failing certification, the business effect will be assessed clearly and the organization's Y2K contingency plans will be implemented. Any potentially non-compliant mission-critical system will be brought to the attention of executive management immediately for resolution. In addition, this phase will ensure that any new systems or subsequent changes to verified systems are compliant with Y2K requirements. This phase is due to be completed by June 30, 1999.

         The Corporation is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for the Corporation, net of related income taxes, is estimated to be $350,000. The Corporation does not expect significant increases in future data processing costs relating to Y2K compliance.

         The most significant and primary component of the Corporation's various computer systems is the software program utilized to process and track customer account information. This software is the ITI Premier Financial Information System which is utilized in 3,500 banks across the country and has been certified as Y2K compliant. Because this is relatively new software and was written utilizing four digits for the year calculations, its use is a significant advantage in not having to rewrite the program's language. This software is run for the Corporation by an outside service bureau. Through assessment and renovation and analyzing the service bureau's internal validation procedures, Management has developed confidence in the service bureau's Y2K readiness, although more validation procedures will take place before March 31, 1999.

         Even though the Corporation's Y2K readiness process is proceeding according to plan, as a precaution, Management began to develop back-up or contingency plans for each of its mission critical systems during the assessment phase. As discussed above, most of the Corporation's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. If satisfactory vendor response for mission critical areas is not received by January 31, 1999, alternative sources or services will be secured. If satisfactory vendor response for non-mission critical areas is not received by June 30, 1999, alternative sources or services will be sought. Further, in the event of physical disaster including power outage and/or telecommunication system outages contingency plans have been developed. Individuals in each department have been assigned certain responsibilities in final preparation just prior to the century change. A centralized location has been identified and will be readied in order to accomplish communications and data processing under various disaster conditions.

         1)    Item 3


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

         The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities with short and intermediate-term maturities reprice more rapidly, or on a different basis, than its interest-earning assets. Effort is being made to reduce the duration and average life of the Bank's interest-earning assets. In this regard, the Bank is attempting to grow its consumer and commercial portfolios which tend to be shorter-term in nature than the mortgage loan portfolio and continues to emphasize adjustable-rate mortgage loans. In addition, all long-term, fixed rate residential mortgages are underwritten in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") guidelines thereby allowing the flexibility of sale of the assets into the secondary market. All 30-year fixed-rate residential mortgage loans are sold as they are originated, and beginning in late March 1998, originations of all 15-year fixed-rate loans are sold as well. With its funding sources, management is attempting to reduce the impact of interest rate changes by emphasizing non-interest bearing products, longer-term certificates of deposit and use of fixed-rate, term advances from the FHLB.

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

         NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates. The tables below present the Bank's projected change in NPV and net interest income ("NII") for the various rate shock levels at September 30, 1998 and December 31, 1997.




 September 30, 1998:                    Net Portfolio Value                           Net Interest Income
                                     --------------------------                  ---------------------------
     Change in
   Interest Rate                     $ Amount       % Change                     $ Amount          % Change
 (Basis Points)                       in NPV         in NPV                       in NII            in NII
-----------------------------------------------------------------------------------------------------------

       +300                           43,649            -43                       19,996               -27
       +200                           55,423            -28                       22,492               -17
       +100                           66,277            -14                       24,897                -9
          0                           76,886            ---                       27,245               ---
       -100                           86,821             13                       29,511                 8
       -200                           92,447             20                       31,283                15
       -300                          103,283             34                       32,844                21


 December 31, 1997:                     Net Portfolio Value                           Net Interest Income
                                     --------------------------                  ---------------------------
     Change in
   Interest Rate                     $ Amount       % Change                     $ Amount          % Change
 (Basis Points)                       in NPV         in NPV                       in NII            in NII
-----------------------------------------------------------------------------------------------------------
       +300                           54,990            -33                       19,803               -22
       +200                           64,479            -21                       21,699               -14
       +100                           73,263            -11                       23,518                -7
          0                           81,958            ---                       25,286               ---
       -100                           90,649             11                       27,101                 7
       -200                           96,085             17                       28,488                13
       -300                          106,833             30                       29,521                17

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

         The tables above indicate that from December 31, 1997 to September 30, 1998 there has been an increase in sensitivity to a rise in interest rates. At an increase in interest rates of 300 basis points, NPV decreases by 43% as of September 30, 1998 compared to a 33% decrease as of December 31, 1997. This change is due primarily to an increase in the size of the Bank's 15-year fixed-rate mortgage portfolio and a significant decrease in its adjustable rate-mortgage loan portfolio in the same time period. Due to the low level of mortgage loan interest rates, refinance activity increased dramatically beginning in December 1997. Many of the Bank's customers refinanced from adjustable rate to fixed rate mortgages causing the changes in portfolio sizes discussed above. In the first quarter of 1998 Management retained these 15-year fixed rate mortgages instead of selling them into the secondary mortgage market. Most of these retained mortgages were funded by long-term, fixed rate FHLB advances in order to reduce the level of additional exposure to interest rate risk. As of March 24, 1998 the Bank began selling its current production of 15-year fixed rate mortgages to assist in reducing its exposure to interest rate risk.

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

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings:
                 See Note 2 of the Notes to Consolidated Financial Statements.

Item 2   Changes in Securities:
                 There are no matters required to be reported under this item.

Item 3   Defaults Upon Senior Securities:
                 There are no matters required to be reported under this item.

Item 4   Submission of Matters to a Vote of Security Holders: There
                 are no matters require to be reported under this item.

Item 5   Other Information:
                 There are no matters required to be reported under this item.

Item 6   Exhibits and Reports on Form 8-K:

                 (a)       Exhibits

                           (1) Exhibit 11 Statement - Re: Computation of per Share Earnings

                           (2)   Exhibit 27 - Financial Data Schedule
                                 (electronic filing only)



                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OTTAWA FINANCIAL CORPORATION

Date:  November 12, 1998                Gordon L. Grevengoed
       -------------------------        ----------------------
                                          Gordon L. Grevengoed
                                          President and Chief Executive Officer

Date:  November 12, 1998                Jon W. Swets
       -------------------------          ------------
                                          Jon W. Swets
                                          Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

 11         Statement - Re:  Computation of per share earnings.

 27         Financial Data Schedule (electronic filing only)