Form 10-K405
period 1998-12-31
OTTAWA FINANCIAL CORP
filed 1999-03-30
CIK 920604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                   ---------------------  ----------------------
                         Commission file number 0-24118

                          OTTAWA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       38-3172166
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                         Identification No.)

 245 Central Avenue, Holland, Michigan                              49423
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:        (616) 393-7000
                                                    ----------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----
           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 25, 1999, was $111.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 25, 1999, there were issued and outstanding 5,699,041 shares of the Registrant's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended December 31, 1998. Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended December 31, 1998.

                           FORWARD-LOOKING STATEMENTS

         Ottawa  Financial   Corporation,   and  its  wholly-owned   subsidiary,
AmeriBank, may from time to time make written or oral "forward-looking statements", including statements contained in their filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in Ottawa Financial's reports to stockholders and in other communications by the company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

    o the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
    o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
    o  inflation, interest rate, market and monetary fluctuations;
    o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
    o the willingness of users to substitute competitors' products and services for our products and services;
    o our success in gaining regulatory approval of our products and services, when required;
    o the impact of changes in financial services' laws and regulations, including laws concerning taxes, banking, securities and insurance;
    o  technological changes;
    o  acquisitions;
    o  changes in consumer spending and saving habits; and
    o  our success at managing the risks involved in our business.

         This list of important factors is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Ottawa Financial or AmeriBank.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Ottawa Financial Corporation is a holding company and the sole shareholder of AmeriBank. In March 1994, AmeriBank converted from a mutual form to a stock form of ownership. Ottawa Financial's common stock is traded on the Nasdaq-Amex National Market under the symbol "OFCP."

         On February 13, 1996, Ottawa Financial acquired AmeriBank Federal Savings Bank, a federally chartered savings bank headquartered in Muskegon, Michigan, pursuant to which Ottawa Financial acquired all of the outstanding shares of common stock of AmeriBank Federal Savings Bank for approximately $32.7 million in cash, converted options and warrants. AmeriBank Federal Savings Bank was then merged into AmeriBank.

         AmeriBank is the only operating subsidiary of Ottawa Financial. AmeriBank is a Michigan- chartered savings bank headquartered in Holland, Michigan. Originally organized in 1888, as Ottawa Savings Bank, FSB, which converted to a federal savings bank in 1988, we changed our name in 1996 from Ottawa Savings Bank, FSB to AmeriBank, and converted to a state-chartered savings bank in July 1997. Our deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). We currently serve Allegan, Kent, Muskegon, Newaygo, Oceana and Ottawa Counties in Western Michigan through our 26 retail banking offices. At December 31, 1998, we had total assets of $938.0 million, deposits of $693.6 million and shareholders' equity of $73.4 million.

         We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invests those funds primarily in first mortgages on owner-occupied, one- to four-family residences. We also originate nonowner-occupied one- to four-family residences, construction, commercial and multi-family real estate.

         Our revenues are derived principally from interest on loans and investment securities.

         We offer a variety of individual and commercial deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, interest and non-interest-bearing checking accounts, and money market and certificate accounts. We also offer debit and credit cards as well as ATM services. We solicit deposits from our market area only, and have never used brokers to obtain deposits.

         Our executive offices are located at 245 Central Avenue, Holland, Michigan 49423 and our telephone number at that address is (616) 393-7000.

MARKET AREA

         Our market area of Allegan, Kent, Muskegon, Newaygo, Oceana and Ottawa Counties located in western Michigan is diverse. This area consists of three mid-sized cities, Grand Rapids, Muskegon and Holland and rural areas. Our headquarters are located in Holland, Michigan. Grand Rapids is the second largest city in Michigan and has a solid and diverse economic base. Holland, the largest city in Ottawa County also has a solid and diverse economic base, which includes tourism, office furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, candy, food and construction supplies. Companies operating in the market area include Steelcase, Herman Miller, Amway, Haworth, Johnson Controls, General Motors, Gerber, SPX, Donnelly, Foremost Insurance and Meijers, Inc. Holland, situated on Lake Macatawa and Lake Michigan and Muskegon, situated on Muskegon Lake and Lake Michigan, benefit from tourism and recreational activities, which peak in the summer months.

         Much of our success as a mortgage and small business lender has been due to our market area's favorable population, housing and income demographics. While population growth has generally been static in Michigan since 1980, as its manufacturing base has declined, demographic trends in our market area reflect above-average population growth, including population growth in our market area of 9.4% since 1990. Income levels in the market area tend to approximate state and national averages. Unemployment in the area at December 31, 1998 was approximately 2.4% versus 3.4% for the State of Michigan as a whole.

LENDING ACTIVITIES

         GENERAL. We have historically originated 30 year, fixed-rate mortgage loans secured by one- to four-family residences. Since 1978, however, we have emphasized the origination of adjustable-rate residential mortgage loans, call option and balloon payment loans, which has dramatically reduced our portfolio of long term fixed rate loans. Today, we continue to sell fixed rate mortgage loans with terms of 15 years or longer. These sales activities have generated income from the sale of mortgages in the secondary market and have increased income from loan servicing operations. Since the acquisition of AmeriBank Federal Savings Bank in February 1996, we have generated a larger percentage of commercial business loans, commercial real estate loans and consumer loans. We continue to emphasize commercial and multi-family real estate, and commercial business loans as well as consumer loans which have higher yields than traditional one- to four-family loans. Most of the current growth in our loan portfolio for 1997 and 1998 was in commercial real estate, commercial business and consumer loans. Management's strategy has been to increase the percentage of assets in our portfolio with shorter maturities or terms to repricing, and in some cases higher yields, than traditional 30 year fixed rate residential mortgage loans.

         Our loan officers and certain executive officers have approval authority on loans depending on type and amount. Loans greater than $500,000 but less than $1.5 million require the approval of our Loan Committee comprised of certain loan officers and executive officers. Loans greater than $1.5 million must be approved by the Board of Directors.

         At December 31, 1998, the maximum amount that could have been loaned to any one borrower and the borrower's related entities was approximately $15.5 million. At such date, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

         Our largest lending relationship to a single borrower or a single group of related borrowers was a $14.0 million line of credit with an outstanding balance as of December 31, 1998 of $6.2 million. The line of credit is secured by publicly traded marketable securities. At December 31, 1998, the line of credit was performing in accordance with its repayment terms.

         The next largest relationship to a single borrower or a single group of related borrowers totaled $12.5 million consisting of a number of loans, the largest of which is a $8.1 million loan secured by a multi-family housing development. At December 31, 1998, the loans were current and performing in accordance with their terms.

         At December 31, 1998, we had 28 other loans or lending relationships to a single borrower or group of related borrowers with a balance in excess of $2.5 million, all of which were performing in accordance with their repayment terms at such date.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. The dollar amounts and percentages were calculated before deductions for loans in process, deferred fees and discounts and allowance for losses.


                                                                            December 31,
                                  --------------------------------------------------------------------------------------------------
                                        1998                1997               1996                 1995                 1994
                                  ----------------    ----------------   -----------------    -----------------    -----------------
                                  Amount   Percent    Amount   Percent   Amount    Percent    Amount    Percent    Amount    Percent
                                  ------   -------    ------   -------   ------    -------    ------    -------    ------    -------
                                                                        (Dollars in Thousands)
REAL ESTATE LOANS:
 One- to four-family ........   $425,974    51.97%  $483,502    62.20%  $516,935    69.59%   $209,159    71.24%   $184,237    76.10%
 Multi-family ...............     49,402     6.03     38,663     4.97     34,262     4.61      13,221     4.50       9,200     3.80
 Commercial .................     51,637     6.30     35,147     4.52     42,745     5.75       4,106     1.40       4,903     2.02
 Construction or development     117,792    14.37     71,145     9.15     33,823     4.55      42,659    14.53      20,420     8.44
                                --------   ------   --------   ------   --------   ------    --------   ------    --------   ------
    Total real estate loans .    644,805    78.67    628,457    80.84    627,765    84.50     269,145    91.67     218,760    90.36
                                --------   ------   --------   ------   --------   ------    --------   ------    --------   ------
OTHER LOANS:
 Consumer Loans:
  Automobile ................     62,778     7.66     49,264     6.34     46,247     6.23       9,530     3.25       4,515     1.86
  Home equity lines of credit     30,178     3.68     32,379     4.17     29,170     3.93      12,039     4.10      10,060     4.16
  Home equity installment ...     19,115     2.33     22,905     2.95     19,247     2.59          --       --          --       --
  Student ...................         --       --         21       --        103      .01          85      .03       7,067     2.92
  Other .....................      8,851     1.08      7,009      .90      5,345      .72       2,804      .95       1,687      .70
                                --------   ------   --------   ------   --------   ------    --------   ------    --------   ------
    Total consumer loans ....    120,922    14.75    111,578    14.36    100,112    13.48      24,458     8.33      23,329     9.64
  Commercial business loans .     53,935     6.58     37,322     4.80     14,996     2.02          --       --          --       --
                                --------   ------   --------   ------   --------   ------    --------   ------    --------   ------
    Total other loans .......    174,857    21.33    148,900    19.16    115,108    15.50      24,458     8.33      23,329     9.64
                                --------   ------   --------   ------   --------   ------    --------   ------    --------   ------
       Total loans ..........    819,622   100.00%   777,357   100.00%   742,873   100.00%    293,603   100.00%    242,089   100.00%
                                           ======              ======              ======               ======               ======
LESS:
 Loans in process ...........     44,797              25,787              22,956               14,861                9,110
 Deferred fees and discounts       1,272                 854               1,237                1,034                1,043
 Allowance for losses .......      3,823               3,293               3,129                1,251                1,118
                                --------            --------            --------             --------             --------
  Total loans receivable, net   $769,770            $747,423            $715,551             $276,457             $230,818
                                ========            ========            ========             ========             ========

         The following table shows the composition of our loan portfolio by fixed and adjustable rates at the dates indicated. Call option loans are presented as fixed rate loans.


                                                                                December 31,
                                      ----------------------------------------------------------------------------------------------
                                            1998                1997               1996               1995                1994
                                      -----------------   ----------------   ----------------   ----------------    ----------------
                                      Amount    Percent   Amount   Percent   Amount   Percent   Amount   Percent    Amount   Percent
                                      ------    -------   ------   -------   ------   -------   ------   -------    ------   -------
                                                                          (Dollars in Thousands)
FIXED-RATE LOANS:
 Real estate:
  One- to four-family .............  $156,383    19.08%  $113,954   14.66%  $108,747   14.64%  $ 95,141   32.40%  $ 96,381   39.82%
  Multi-family ....................    40,003     4.88     27,187    3.50     15,937    2.14      3,163    1.08      3,080    1.27
  Commercial ......................    47,792     5.83     25,558    3.29     27,108    3.65      1,347     .46      2,692    1.11
  Construction or development .....    92,188    11.25     59,300    7.62     12,552    1.69      9,442    3.21      5,841    2.41
                                     --------   ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total fixed-rate real
       estate loans ...............   336,366    41.04    225,999   29.07    164,344   22.12    109,093   37.15    107,994   44.61
                                     --------   ------   --------  ------   --------  ------   --------  ------   --------  ------
 Commercial .......................    38,097     4.65     14,004    1.80      6,007     .81         --      --         --      --
 Consumer .........................    90,744    11.07     79,199   10.19     65,241    8.78     12,294    4.19      8,028    3.32
                                     --------   ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total fixed-rate loans .......   465,207    56.76    319,202   41.06    235,592   31.71    121,387   41.34    116,022   47.93

ADJUSTABLE-RATE LOANS
 Real estate:
  One- to four-family .............   269,591    32.89    369,548   47.54    408,188   54.95    114,018   38.84     87,856   36.29
  Multi-family ....................     9,399     1.15     11,476    1.48     18,325    2.47     10,058    3.43      6,120    2.53
  Commercial ......................     3,845     0.47      9,589    1.23     15,637    2.10      2,759     .94      2,211     .91
  Construction or development .....    25,604     3.12     11,845    1.52     21,271    2.86     33,217   11.31     14,579    6.02
                                     --------   ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total adjustable-rate real
       estate loans................   308,439    37.63    402,458   51.77    463,421   62.38    160,052   54.52    110,766   45.75
                                     --------   ------   --------  ------   --------  ------   --------  ------   --------  ------
 Commercial .......................    15,838     1.93     23,318    3.00      8,989    1.21         --      --         --      --
 Consumer .........................    30,178     3.68     32,379    4.17     34,871    4.70     12,164    4.14     15,301    6.32
                                     --------   ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total adjustable rate loans ..   354,455    43.24    458,155   58.94    507,281   68.29    172,216   58.66    126,067   52.07
                                     --------   ------   --------  ------   --------  ------   --------  ------   --------  ------
         Total loans ..............   819,662   100.00%   777,357  100.00%   742,873  100.00%   293,603  100.00%   242,089  100.00%
                                                ======             ======             ======             ======             ======

LESS:
 Loans in process .................    44,797              25,787             22,956             14,861              9,110
 Deferred fees and discounts ......     1,272                 854              1,237              1,034              1,043
 Allowance for loan losses ........     3,823               3,293              3,129              1,251              1,118
                                     --------            --------           --------           --------           --------
    Total loans receivable, net....  $769,770            $747,423           $715,551           $276,457           $230,818
                                     ========            ========           ========           ========           ========

         The following table illustrates the interest rate sensitivity of our loan portfolio at December 31, 1998. Loans that have adjustable or renegotiable interest rates and call option loans are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments, enforcement of due-on-sale, call option clauses or the effect of the amortization of deferred loan fees.

                                             Real Estate
                              ----------------------------------------
                                                       Construction
                                    Mortgage (1)      or Development         Commercial           Consumer             Total
                              --------------------  ------------------   ------------------   ------------------   -----------------
                                         Weighted             Weighted             Weighted             Weighted            Weighted
                                         Average              Average              Average              Average             Average
                               Amount     Rate      Amount     Rate      Amount     Rate      Amount     Rate      Amount    Rate
                               ------     ----      ------     ----      ------     ----      ------     ----      ------    ----

                                                                          (Dollars in Thousands)
Due During
Periods Ending December 31,

1999(2) ..........            $ 41,233    7.99%    $ 71,854    7.74%    $ 25,022    7.74%    $ 33,138    9.56%    $171,247   7.77%
2000 - 2003 ......             127,155    7.80       26,730    7.38       24,326    8.24       75,544    9.26      253,755   8.63
2004 and following             358,625    7.51       19,208    7.36        4,587    7.84       12,240    8.95      394,660   7.85
                                                                                             --------             --------
     Totals ......            $527,013    7.62     $117,792    7.60     $ 53,935    7.97     $120,922    9.31     $819,662   8.07
                              ========             ========             ========             ========             ========



(1) Includes one- to four-family, multi-family and commercial real estate loans.
(2) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after December 31, 1999 which have fixed or predetermined interest rates is $236.9 million while the total amount of loans due after such date which have floating or adjustable interest rates is $411.5 million.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

         During 1998, we focused our residential lending program on the origination of loans secured by mortgages on owner-occupied, one- to four-family residences. We also originated loans secured by nonowner-occupied, one- to four-family residences. Residential mortgage loan originations derive from a number of sources, including advertising, direct solicitation, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at most of AmeriBank's offices.

         We emphasize the origination of a variety of residential loans, including conventional 15 and 30 year fixed-rate loans and adjustable-rate mortgage loans. The substantial majority of these loans were secured by properties in our market area. In the past, we purchased loans secured by residential properties in southwest and southeast Michigan and central Texas. Most of these loans were purchased from a mortgage banking firm which has established a long term relationship with us. The historical loan losses incurred from these purchased loans have been negligible. During 1998 we purchased only $112,000 in loans due to the high volume of loan originations we produced internally.

         Our one- to four-family residential adjustable-rate mortgage loans are fully amortizing loans with contractual maturities of up to 30 years. Our adjustable-rate mortgage loans generally carry interest rates which are reset to a stated margin over an independent index, generally the one-, three- or five-year constant maturity treasury index. Increases or decreases in the interest rate of our adjustable-rate mortgage loans are generally limited to 2% annually with lifetime interest rate caps of 6% over the initial interest rate. Our adjustable-rate mortgage loans may be convertible into fixed-rate loans upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable-rate mortgage loans may be below the fully indexed rate, although borrowers are generally qualified at the fully indexed rate.

         We also offer fixed-rate mortgage loans to owner occupants with maturities up to 30 years, which conform to secondary market standards. Interest rates charged on these fixed-rate loans are priced on a daily basis according to market conditions. These loans generally do not include prepayment penalties. We currently sell in the secondary market, long-term, conforming fixed-rate loans with terms of 15 years or greater which we originated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report to Stockholders attached as
Exhibit 13 to this Annual Report on Form 10-K.

         We offer one- to four-family residential mortgage loans to nonowner-occupants. These loans are underwritten considering cash flows from the subject property in addition to using the same criteria as owner-occupied, one- to four-family residential loans, but are generally priced at higher rates than owner-occupied loans. Adjustable rates are offered on nonowner-occupied one-to four-family residential loans, with terms of up to 30 years.

         We originate residential mortgage loans with loan-to-value ratios of up to 97% for owner-occupied residential loans and up to 80% for nonowner-occupied residential loans. For loans with loan-to-value ratios in excess of 80%, we require private mortgage insurance in an amount sufficient to reduce our exposure to 80% or less of the lower of the appraised value or purchase price of the underlying collateral.

         In underwriting one- to four-family residential real estate loans, we evaluate both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing one- to four-family residential real estate loans that we made are appraised by independent fee appraisers. We require borrowers to obtain title insurance and fire, property and, if necessary, flood insurance. We originate real estate loans that contain a "due on sale" clause which allows us to declare the unpaid principal balance due and payable upon the sale of the security property. We generally enforce our "due on sale" power to allow for faster repricing and to reduce the duration of our loan portfolio.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING

         In order to enhance the yield on our assets, we originate permanent loans secured by multi-family and commercial real estate. Our permanent multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, condominiums, small office buildings, small business facilities, medical facilities and other non-residential building properties, substantially all of which are located within our primary market area.

         Permanent multi-family and commercial real estate loans have a maximum term of 25 years, and typically have terms of 20 years or less, for adjustable-rate mortgage and call option loans, with fixed-rate loans having terms of 10 years or less. Multi-family loans and commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

          Appraisals on properties securing multi-family and commercial real estate loans that we originate are primarily performed by independent appraisers who we designate at the time the loan is made. Management reviews all appraisals on multi-family and commercial real estate loans. In addition, our underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references, and historical and projected cash flows for the property that indicate minimum debt service coverage ratios of 1.15% or more.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. For example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations, cash flow from the project will be reduced. At December 31, 1998, $879,000 or 0.87% of the multi-family and commercial real estate loan portfolio was non-performing. See "-- Asset Quality." There can be no assurance that delinquencies will not increase in the future.

CONSTRUCTION AND DEVELOPMENT LENDING

         We make construction loans to individuals for the construction of their residences. Construction loans are also made to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four-family loans then offered by us, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

         Construction loans to builders of one- to four-family residences generally require the payment of interest only for up to one year and either have terms of up to 30 years with adjustable rates or with call options. These loans are structured to be assumed by qualified borrowers as permanent loans. These loans may also provide for the payment of loan fees from loan proceeds.

         We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of 36 months or less with maximum loan to value ratios of 80%. These loans may provide for the payment of loan fees from loan proceeds. Loan principal is typically paid down as lots or units are sold.

         Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and walk-in customers. As part of the application process, the applicant must submit accurate plans, specifications and costs of the project to be constructed or developed to us. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). At December 31, 1998, we had 25 construction and development loans in excess of $500,000, all but one of the loans were current at such date. Our largest construction and development loan at December 31, 1998, was a $8.1 million line of credit for the construction of a multi-family housing development, of which $1.79 million was outstanding.

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

COMMERCIAL BUSINESS LENDING

         Our commercial business lending portfolio contains loans with a variety of purposes and security, including loans to finance operations and equipment. Generally, our commercial business lending has been limited to borrowers headquartered, or doing business, in our primary market area. Over the last several years, management has focused on increasing our portfolio of commercial business loans. These loans typically carry higher yields and shorter terms to maturity than mortgage loans. Management intends to continue to increase the size of our commercial business portfolio during 1999. At December 31, 1998, the average outstanding loan balance in our commercial business loan portfolio was $106,000, with the largest commercial business loan being a $14.0 million line of credit with an outstanding balance at December 31, 1998 of $6.2 million.

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

CONSUMER LENDING

         We originate a variety of different types of consumer loans, including automobile loans, home equity lines of credit and installment loans, home improvement loans, deposit account loans and other loans for household and personal purposes. Recently, we have placed greater emphasis on consumer loans, because of their attractive yields and shorter terms to maturity.

         We originate automobile loans, our largest segment of consumer loans, on both a direct and an indirect basis. Direct loans are made when we extend credit directly to the borrower. Indirect loans are obtained when we purchase loan contracts from retailers of goods or services which have extended credit to their customers.

         We began our indirect lending program in 1995 with selected automobile dealers located in our lending area. Moreover, we acquired a $25.0 million portfolio of mature, indirect automobile loans upon our acquisition of AmeriBank Federal Savings Bank. At December 31, 1998, our automobile loan portfolio totaled $62.8 million, of which $51.2 million were originated on an indirect basis.

         Our home equity installment loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, generally will not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are written with fixed terms of up to 15 years, or up to ten years with a call option after five years, and carry fixed rates of interest. We also originate home equity lines of credit utilizing the same underwriting standards as for home equity installment loans. Home equity lines of credit are revolving line of credit loans. The majority of our existing home equity line of credit portfolio has an original 10 year term; however, we currently offer these loans with adjustable rates, interest only payments and a term of five years. At December 31, 1998, we had $19.1 million of home equity installment loans and $30.2 million of home equity lines of credit outstanding, representing 2.3% and 3.7%, respectively, of our gross loan portfolio. At that date, we had $34.9 million of unused credit available under our home equity line of credit program.

         The underwriting standards that we employ for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1998, $457,000 or 0.4% of our consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

LOAN ORIGINATIONS, PURCHASES AND SALES

         Real estate loans are originated by our staff of loan officers. Loan applications are taken in most branch offices and then submitted to our designated loan underwriters for approval.

         We originate both adjustable-rate and fixed-rate loans; however, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by the interest rate environment. Currently, almost all fixed-rate residential mortgage loans with maturities of 15 years or greater are originated for sale to Freddie Mac with servicing rights retained. These loans are originated to satisfy customer demand, generate servicing fee income and are sold to achieve the goals of our asset/liability management program. Borrowers are allowed to lock in an interest rate at the date of application without a fee. We manage the volume of loans originated but not closed by offsetting these loan commitments with forward commitments from Freddie Mac when the volume of applications exceeds $6.0 million.

         When loans are sold, we typically retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these functions. The servicing fee is recognized as income over the life of the loan. We serviced for others mortgage loans that we originated and sold amounting to $227.9 million at December 31, 1998.

         We purchase real estate loans from selected sellers from time to time to supplement our origination volume. We carefully review and underwrite all loans to be purchased to insure that they meet our underwriting standards. We did not purchase a significant amount of real estate loans during 1998.

         In periods of economic uncertainty, our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings. In addition, our ability to sell loans may substantially decrease as potential buyers, principally government agencies, reduce their purchasing activities.

         The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated. Fixed-rate and call option loans that we modify are not reflected as new loan originations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.


                                                               Year Ended December 31,
                                                     -----------------------------------------

                                                          1998         1997           1996
                                                     -----------------------------------------
                                                                   (In Thousands)
ORIGINATIONS BY TYPE:
 ADJUSTABLE RATE:
  Real estate:
     one- to four-family .......................      $  36,790      $  57,043      $ 111,313
     multi-family ..............................            685          1,710         37,261
     commercial ................................            371             --          6,202
     construction or development ...............         31,416          4,507         37,137
  Commercial business ..........................         31,172         19,422             --
  Consumer .....................................         27,944         12,000         37,580
                                                      ---------      ---------      ---------
         Total adjustable-rate .................        128,378         94,682        229,493
                                                      ---------      ---------      ---------

 FIXED-RATE:
  Real estate:
     one- to four-family .......................        172,737         58,086         19,644
     multi-family ..............................         15,386          7,251          6,575
     commercial ................................         19,396          5,836          1,094
     construction or development ...............         76,892         31,877          6,554
  Commercial business ..........................         21,168          8,798             --
  Consumer .....................................         61,126         38,775         35,320
                                                      ---------      ---------      ---------
         Total fixed-rate ......................        366,705        150,623         69,187
                                                      ---------      ---------      ---------
         Total loans originated ................        495,083        245,305        298,680
                                                      ---------      ---------      ---------

PURCHASES:
  Real estate: one- to four-family .............            112          6,039         27,027
  Loans acquired in the acquisition of AmeriBank
  Federal Savings Bank .........................             --             --        294,700
                                                                     ---------      ---------
         Total purchases .......................            112          6,039        321,727
                                                      ---------      ---------      ---------

SALES:
  Real estate: one- to four-family .............        148,280         43,161          9,833
  Consumer loans ...............................             --             --             --
                                                                     ---------      ---------
         Total loan sales ......................        148,280         43,161          9,833
                                                      ---------      ---------      ---------

REPAYMENTS:
  Principal repayments .........................        344,526        179,735        161,303
                                                      ---------      ---------      ---------
         Total reductions ......................        492,806        222,896        171,136
                                                      ---------      ---------      ---------
  Increase (decrease) in other items, net ......         19,958          5,379        (10,176)
                                                      ---------      ---------      ---------
         Net increase ..........................      $  22,347      $  33,827      $ 439,095
                                                      =========      =========      =========


         Due to the historically low interest rate environment during 1998, we experienced a shift in customer demand from adjustable rate to fixed rate products. Consistent with our asset/liability management policy, we sold a substantial portion of our fixed rate products in the secondary market. In addition, consistent with our strategic plan of achieving a more balanced loan portfolio between residential mortgage, and consumer and commercial lending, we focused our loan origination efforts towards originating consumer and commercial loans.

ASSET QUALITY

         When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts 30 or more days delinquent. If the delinquency is not cured by the 60th day, contact with the borrower may be made by phone and by a second letter. Additional written and oral contacts may be made with the borrower between 30 and 60 days after the due date. If the delinquency continues for a period of 60 days, we usually send a default letter to the borrower and after 90 days, if the loan is still delinquent, we institute appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by us. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is 14 days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 30 days. Our procedures for repossession and sale of consumer collateral are subject to various requirements under Michigan consumer protection laws.

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                             Loans Delinquent For:
                                        -------------------------------------------------------------        Total Delinquent
                                                  30-89 Days                    90 Days and Over                  Loans
                                        -------------------------------   ---------------------------  ----------------------------
                                                               Percent                       Percent                       Percent
                                                               of Loan                       of Loan                       of Loan
                                        Number     Amount      Category   Number    Amount   Category  Number   Amount     Category
                                        ------     ------      --------   ------    ------   --------  ------   ------     --------
                                                                     (Dollars in Thousands)

One- to four-family residential .          87      $3,749        0.88%      17      $  728     0.17%     104    $4,477       1.05%
Multi-family and commercial
  real estate ...................          --          --          --        1         879     0.87        1       879       0.87
Construction or development .....           2         262        0.22        3         630     0.53        5       892       0.75
Commercial business .............           1          40        0.07        3         504     0.93        4       544       1.00
Consumer ........................          62         620        0.51       46         457     0.38      108     1,077       0.89
                                         ----      ------                 ----      ------             -----    ------
    Total .......................         152      $4,671                   70      $3,198               222    $7,869
                                         ====      ======                 ====      ======             =====    ======


         NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Interest income on loans accrues over the term of the loan based upon the principal outstanding, except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. For all years presented, we have had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate or with a maturity less than that customary in our market. Foreclosed assets include assets acquired in settlement of loans. The loan amounts shown do not reflect reserves set up against such assets. See "-- Allowance for Loan Losses."


                                                                             December 31,
                                                  -----------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                  -------      -------      -------      -------      -------
                                                                      (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ......................      $  696       $  917       $1,792       $   --       $   --
  Multi-family and commercial real estate ..         879           --           --           --           --
  Construction or development ..............         609          611           --           --           --
  Commercial business ......................         504          118           --           --           --
  Consumer .................................         446          434          331           --           --
                                                  ------       ------       ------       ------       ------
     Total .................................       3,134        2,080        2,123           --           --
                                                  ------       ------       ------       ------       ------

Accruing loans delinquent more than 90 days:
  One- to four-family ......................          32           98          132        1,317          922
  Multi-family and commercial real estate ..          --          546          426        1,110           96
   Construction or development .............          21           --           --           --           --
  Consumer .................................          11            2           55            7            1
                                                  ------       ------       ------       ------       ------
     Total .................................          64          646          613        2,434        1,019
                                                  ------       ------       ------       ------       ------

Foreclosed assets:
  One- to four-family ......................         656          276           39          296          164
  Consumer loans ...........................         174          181          150           --           --
                                                  ------       ------       ------       ------       ------
     Total .................................         830          457          189          296          164
                                                  ------       ------       ------       ------       ------

Total non-performing assets ................      $4,028       $3,183       $2,925       $2,730       $1,183
                                                  ======       ======       ======       ======       ======
Total non-performing assets as a percentage
of total assets ............................        0.43%        0.36%        0.34%        0.74%        0.36%
                                                  ======       ======       ======       ======       ======

         For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $209,000, none of which was included in interest income.

         NON-PERFORMING LOANS. At December 31, 1998, we had $3.2 million in non-performing loans, which constituted 0.39% of our gross loan portfolio. Except as discussed immediately below, there were no non-accruing loans or aggregate non-accruing loans-to-one-borrower in excess of $500,000.

         The largest non-performing loan at December 31, 1998 totaled $879,000 and was secured by a multi-family real estate development. Based upon the collateral value of property securing the loan and the strength of the guarantor, loss of principal is not anticipated.

         OTHER LOANS OF CONCERN. As of December 31, 1998, there were $3.3 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans consist of eight commercial and multi-family loans, the largest of which was a $2.0 million loan secured by a manufacturing plant. We are monitoring this loan as a result of a tenant vacancy. The loan was current on payments as of December 31, 1998. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

         As of December 31, 1998, there were no other loans not included in the table above or discussed under "Other Loans of Concern" where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         ALLOWANCE FOR LOAN LOSSES. We established an allowance for loan losses based on a systematic analysis of risk factors in the loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, and other factors. Because we have had limited loan losses during our history, management also considers the loss experience of similar portfolios in comparable lending markets. Management's analysis results in establishment of allowance amounts by loan type, based on allocations by quality classification. A portion of the allowance also consists of an unallocated amount which increased substantially in 1996 due to the combination of AmeriBank Federal Savings Bank's unallocated portion of the allowance with our allowance. In 1997, the unallocated portion of the allowance decreased as management allocated larger portions of the allowance to the higher risk consumer, construction and other non-residential lending portfolios due to the increased emphasis on growth in these portfolios. Due to our continued emphasis in these lending portfolios, the allowance allocations grew during 1998. The total allowance balance was increased throughout 1998 in response to continued growth in our loan portfolio, management's assessment of the risks inherent in the portfolio and charge-offs credited against the allowance account during the year. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations - Provision for Loan Losses," in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

         The following table sets forth an analysis of our allowance for loan losses.


                                                                       Year Ended December 31,
                                                     ---------------------------------------------------
                                                       1998           1997           1996          1995          1994
                                                     -------        -------        -------       -------       -------
                                                                      (Dollars in Thousands)

Balance at beginning of period ................      $ 3,293        $ 3,129        $ 1,251       $ 1,118       $   950
Acquired from AmeriBank Federal Savings
Bank ..........................................           --             --          1,358            --            --

Charge-offs:
  Consumer ....................................          576            615            134            28             2
Recoveries ....................................          176            119             90             1            --
                                                     -------        -------        -------       -------       -------
Net charge-offs ...............................         (400)          (496)           (44)          (27)           (2)
Additions charged to operations ...............          930            660            564           160           170
                                                     -------        -------        -------       -------       -------
Balance at end of period ......................      $ 3,823        $ 3,293        $ 3,129       $ 1,251       $ 1,118
                                                     =======        =======        =======       =======       =======

Percentage of net charge-offs during the period
to average loans outstanding during the period           ---%(1)        ---%(1)        ---%(1)       ---%(1)       ---%(1)
                                                     =======        =======        =======       =======       =======

Percentage of net charge-offs during the period
to  average non-performing assets .............        11.09%         16.25%           ---%(1)       ---%(1)       ---%(1)
                                                       =====          =====        =======       =======       =======

--------------
(1)  Less than 1.00%.

         The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:



                                                                           December 31,
                               -----------------------------------------------------------------------------------------------------
                                       1998                1997                1996                1995                 1994
                               -----------------   ------------------   -------------------  -------------------  ------------------
                                        Percent              Percent              Percent              Percent              Percent
                                        of Loans             of Loans             of Loans             of Loans             of Loans
                                        in Each              in Each              in Each              in Each              in Each
                                        Category             Category             Category             Category             Category
                                        to Total             to Total             to Total             to Total             to Total
                               Amount    Loans     Amount     Loans     Amount     Loans     Amount     Loans      Amount    Loans
                               ------   --------   ------    --------   ------    --------   ------    --------   -------  ---------
                                                                          (Dollars in Thousands)

One- to four-family .......   $  263     51.97%    $  289     62.20%    $  331     69.59%    $  166     71.24%    $  148    76.10%
Multi-family ..............       72      6.03         14      4.97         18      4.61        413      4.50        287     3.80
Commercial real estate ....      670      6.30        593      4.52        606      5.75         21      1.40         25     2.02
Construction or development      548     14.37        461      9.15         54      4.55         53     14.53         28     8.44
Commercial business .......      568      6.58        289      4.80        150      2.02         --        --         --       --
Consumer ..................    1,193     14.75      1,024     14.36        777     13.48        143      8.33         62     9.64
Unallocated ...............      509        --        623        --      1,193        --        455        --        568       --
                              ------    ------     ------    ------     ------    ------     ------    ------     ------   ------
     Total ................   $3,823    100.00%    $3,293    100.00%    $3,129    100.00%    $1,251    100.00%    $1,118   100.00%
                              ======    ======     ======    ======     ======    ======     ======    ======     ======   ======

INVESTMENT ACTIVITIES

         Generally, our investment policy is to invest funds among various categories of investments and maturities based upon our asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives. As market conditions change, we regularly re-evaluate the marketable securities in our portfolio. The investment security portfolio currently is composed of federal agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds, corporate debt securities and Federal Home Loan Bank stock.

         At December 31, 1998, our entire investment and mortgage-backed securities portfolios were classified as available for sale. The amortized cost, fair value and weighted average yield of securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt obligations have been computed on a tax equivalent basis.


                                                 Securities
                                           ---------------------
                                           Amortized                Weighted
                                              Cost    Fair Value  Average Yield
                                           ---------  ----------  -------------
                                                    (Dollars in Thousands)

Due in one year or less .............       $ 5,542     $ 5,543       5.25%
Due after one year through five years        28,605      28,722       5.82
Due after five through 10 years .....           107         106       7.33
                                            -------     -------       ----
                                             34,254      34,371       5.72

Asset-backed debt securities(1) .....        37,358      37,275       6.57
                                            -------     -------       ----
                                            $71,612     $71,646       6.16
                                            =======     =======
--------------------
           (1) Consists of asset-backed Small Business Administration loans and mortgage-backed securities.


         Due to their variable payments, asset-backed securities are not reported by a specific maturity grouping.

         The following table sets forth the composition of our securities portfolio at the dates indicated. For additional information on our investment and mortgage-backed securities, see Note 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.


                                                        December 31,
                                       -----------------------------------------
                                         1998             1997            1996
                                       --------         --------       ---------
                                       Carrying         Carrying       Carrying
                                         Value            Value          Value
                                       --------        ---------       ---------
                                                  (Dollars in Thousands)

Equity Securities ............         $    --         $    --         $   296
                                       -------         -------         -------

Debt Securities:
  Corporate ..................           8,176           2,010          11,353
  Asset-backed Small Business
Administration loans .........          10,731          15,232          12,816
  Mortgage-backed ............          26,544          13,203          17,773
  Government and agency ......          25,542          25,007          15,960
  Municipal obligations ......             653           1,856           4,708
                                       -------         -------         -------
      Total debt securities ..          71,646          57,308          62,610
  Federal Home Loan Bank Stock          11,782           7,308           6,958
                                       -------         -------         -------

     Total securities ........         $83,428         $64,616         $69,864
                                       =======         =======         =======

SOURCES OF FUNDS

         GENERAL. Our primary sources of funds are deposits, principal and interest payments on loans, sales of loans, maturities of securities, securities available for sale and borrowings, principally Federal Home Loan Bank advances.

         DEPOSITS. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, interest and non-interest-bearing checking accounts, money market checking and savings accounts, and certificates of deposit. Our High Performance Checking Account Program offers a variety of checking accounts to customers. These checking accounts increase our core deposits, provide the opportunity to cross sell our other products and generate additional fee income; however, the cost of servicing these accounts has increased our non-interest expense. We rely primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. We solicit deposits from our market area only, and have never used brokers to obtain deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. We offer a variety of deposit accounts which has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. Based on our experience, we believe that our savings, interest and non-interest-bearing checking accounts are relatively stable sources of deposits. However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth our savings flows during the periods indicated.


                                                                  Year Ended December 31,
                                                         ---------------------------------------------
                                                           1998              1997              1996
                                                         --------          ---------         ---------
                                                                  (Dollars in Thousands)

Opening balance ................................         $654,560          $622,492          $243,220
Deposits acquired from AmeriBank Federal Savings
Bank ...........................................               --                --           333,000
Net Deposits (Withdrawals) .....................           14,081             6,373            23,462
Interest credited ..............................           24,991            25,695            22,810
                                                         --------          --------          --------
Ending balance .................................         $693,632          $654,560          $622,492
                                                         ========          ========          ========

Net increase ...................................         $ 39,072          $ 32,068          $379,272
                                                         ========          ========          ========

Percent increase ...............................             5.97%             5.15%           155.94%
                                                         ========          ========          ========


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs that we offered at the dates indicated.


                                                                              December 31,
                                             --------------------------------------------------------------------------

                                                    1998                       1997                       1996
                                             --------------------       --------------------       --------------------
                                                         Percent                    Percent                    Percent
                                             Amount      of Total       Amount      of Total       Amount      of Total
                                             ------      --------       ------      --------       ------      --------
                                                                                (Dollars in Thousands)
Transaction and Savings Deposits:
---------------------------------
Noninterest-bearing .................      $ 40,813        5.88%      $ 28,431        4.34%      $ 25,487        4.09%
Savings accounts (1.74%(1)) .........        54,475        7.85         60,143        9.19         64,987       10.44
NOW accounts and money market deposit
 accounts (3.49%(1)) ................       200,132       28.86        160,296       24.49        154,711       24.85
                                           --------      ------       --------      ------       --------      ------
Total Non-certificates ..............       295,420       42.59        248,870       38.02        245,185       39.38
                                           --------      ------       --------      ------       --------      ------
Certificates:
   3.00-4.99% .......................        26,539        3.83          9,612        1.47         25,807        4.15
   5.00-6.99% .......................       360,045       51.91        359,494       54.92        301,184       48.38
   7.00-8.99% .......................        11,241        1.62         36,109        5.52         49,651        7.98
   9.00-10.99% ......................           387        0.05            475         .07            665         .11
                                           --------      ------       --------      ------       --------      ------
Total Certificates ..................       398,212       57.41        405,690       61.98        377,307       60.62
                                           --------      ------       --------      ------       --------      ------
Total Deposits ......................      $693,632      100.00%      $654,560      100.00%      $622,492      100.00%
                                           ========      ======       ========      ======       ========      ======

------------------
(1)  At December 31, 1998.

         The following table shows rate and maturity information on our certificates of deposit as of December 31, 1998.

                                           3.00-        5.00-         7.00-          9.00-                    Percent
                                           4.99%        6.99%         8.99%          10.99%     Total         of Total
                                         --------      --------      -------         ------    --------       --------
                                                                 (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
-----------------------------
March 31, 1999......................     $  3,775      $113,615      $   315          $ 89     $117,794        29.58%
June 30, 1999.......................        7,606       102,519          356           298      110,779        27.82
September 30, 1999..................        5,503        63,197          100           ---       68,800        17.28
December 31, 1999...................        3,301        19,106          411           ---       22,818         5.73
March 31, 2000......................           37        12,124        7,598           ---       19,759         4.96
June 30, 2000.......................           40        13,045        1,618           ---       14,703         3.69
September 30, 2000..................           11        10,975           26           ---       11,012         2.77
December 31, 2000...................        3,332         4,419          191           ---        7,942         1.99
March 31, 2001......................          ---         4,163          222           ---        4,385         1.10
June 30, 2001.......................        1,198         2,377           85           ---        3,660         0.92
September 30, 2001..................            1         1,590            2           ---        1,593         0.40
December 31, 2001...................          876           563           16           ---        1,455         0.36
Thereafter..........................          859        12,352          301           ---       13,512         3.40
                                         --------      --------      -------          ----     --------       ------
   Total............................     $ 26,539      $360,045      $11,241          $387     $398,212       100.00%
                                         ========      ========      =======          ====     ========       ======

   Percent of total.................         6.67%        90.42%        2.82%         0.09%      100.00%
                                             ====         =====         ====          ====       ======


         The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.

                                                                        Maturity
                                                   -----------------------------------------------
                                                                  Over         Over
                                                   3 Months      3 to 6      6 to 12       Over
                                                   or Less       Months       Months     12 months     Total
                                                   --------    --------      -------     ---------   ---------
                                                                         (In Thousands)
Certificates of deposit less
 than $100,000..............................       $105,014    $ 96,105      $79,902      $72,445     $353,466

Certificates of deposit of
 $100,000 or more...........................         12,780      14,674       11,716        5,576       44,746
                                                   --------    --------      -------      -------     --------

Total certificates of deposit...............       $117,794    $110,779      $91,618      $78,021     $398,212
                                                   ========    ========      =======      =======     ========


         BORROWINGS. Our other available sources of funds include advances from the Federal Home Loan Bank of Indianapolis and other borrowings. As a member of the Federal Home Loan Bank of Indianapolis, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Federal Home Loan Bank of Indianapolis may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         We have borrowed funds from the Federal Home Loan Bank of Indianapolis primarily under its fixed-rate lending programs, with terms requiring monthly interest payments and principal payments due upon maturity. To a lesser extent, we have used putable advances to reduce our cost of borrowing. A putable advance provides us with a low fixed interest rate in exchange for the Federal Home Loan Bank to have the option to convert the advance before maturity on any given conversion date to an adjustable rate advance of predetermined index for the remaining term to maturity. Of the $160.0 million of advances outstanding at December 31, 1998, $106.0 million were fixed term and rate and $54.0 million were putable advances. We utilize Federal Home Loan Bank advances as part of our asset/liability management strategy in order to cost effectively extend the maturity of our liabilities. We are subject to a fee if we prepay the advance.

         At December 31, 1998, we had $160.0 million of advances from the Federal Home Loan Bank of Indianapolis and the capacity to borrow up to $314.0 million; however, the current Board policy limits our borrowing capacity to $235.0 million. For additional information on our borrowings and maturities, see
Note 9 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

         The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.


                                                  Year Ended December 31,
                                           ----------------------------------
                                            1998          1997         1996
                                           -------      --------     --------
                                                     (In Thousands)
DURING THE PERIODS:

Maximum Balance:
----------------
  Federal Home Loan Bank advances........ $169,768      $145,458     $139,170

Average Balance:
----------------
  Federal Home Loan Bank advances........ $160,533      $140,746     $ 94,269


         The following table sets forth the end of period interest rates and balances at the dates indicated:


                                                     December 31,
                                       --------------------------------------
                                         1998           1997           1996
                                       --------       --------       --------
                                                (Dollars in Thousands)

Federal Home Loan Bank advances....... $160,268       $145,458       $139,170

Weighted average interest rate of
Federal Home Loan Bank advances.......     5.91%          5.98%          5.87%

SUBSIDIARY AND OTHER ACTIVITIES

         AmeriBank has two wholly-owned service corporation subsidiaries: OS Services, Inc. and AmeriPlan Financial Services, Inc. At December 31, 1998, AmeriBank's investment in its service corporations totaled $1.4 million.

         OS Services, Inc. invests in the stock of MMLIC Life Insurance Company, a subsidiary of the Minnesota Mutual Life Insurance Company, St. Paul, Minnesota. In addition, OS Services invests in limited partnerships that are involved in developing and providing affordable housing. The partnerships also provide investors with low income housing tax credits available under Section 42 of the Internal Revenue Code of 1986, as amended. AmeriBank, through OS Services has an equity investment in the partnerships totaling $858,000. In addition, Ottawa Financial received $327,000 in tax credits during 1998 as a result of these activities. AmeriPlan's operations consist of offering investment products, including mutual funds and annuities, as well as discount brokerage services. AmeriPlan's gross revenues from sales of these products and services amounted to $597,000. The subsidiaries of AmeriBank generated net income of $368,000 during 1998.

REGULATION

         GENERAL. AmeriBank is a state chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. Accordingly, AmeriBank is subject to broad regulation and oversight by the Michigan Financial Institution Bureau and the FDIC extending to all its operations. AmeriBank is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the savings and loan holding company of AmeriBank, Ottawa Financial also is subject to federal regulation and oversight by the Office of Thrift Supervision.

         INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. AmeriBank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the Office of Thrift Supervision an opportunity to take action, and may terminate deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 1998, we were classified as a well-capitalized institution and was not subject to any assessment. See Note 12 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

         Effective January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund-insured institutions and Bank Insurance Fund-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 1998, this amount was equal to about six basis points for each $100 in domestic deposits for Savings Association Insurance Fund members while Bank Insurance Fund-insured institutions paid an assessment equal to about 1.50 basis points for each $100 in domestic deposits. The savings institutions assessment is expected to be reduced to about two basis points no later than January 1, 2000, when Bank Insurance Fund- insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

         CAPITAL REQUIREMENTS. Under FDIC regulations, state-charted banks that are not members of the Federal Reserve System ("State nonmember banks") are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3%, if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including not undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional cushion amount of at least 100 to 200 basis points, consisting of a ratio of Tier 1 capital to total assets of not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock, including any related surplus and minority interests in consolidated subsidiaries, minus all intangible assets, other than certain purchased mortgage servicing rights and purchased credit card relationships, minus identified losses and minus investments in securities subsidiaries.

         In addition to the leverage ratios, State nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0%, of which at least 4% points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed a bank's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, investments in securities subsidiaries and certain other deductions. Under the FDIC risk-weighting systems, all of the bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

         At December 31, 1998, AmeriBank's ratio of Tier 1 capital of total assets was 6.3%, its ratio of Tier 1 capital to risk-weighted assets was 9.6% and its ratio of total capital to risk-weighted assets was 10.3%. At December 31, 1998, AmeriBank was classified as "well capitalized" under FDIC regulations.

         DIVIDEND LIMITATIONS. AmeriBank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of AmeriBank at the time of its conversion to stock form. AmeriBank's earnings appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by AmeriBank on the amount of earnings removed from the reserves for such distributions.

         Under FDIC regulation, AmeriBank is prohibited from making any capital distributions if after making the distribution, AmeriBank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the FDIC, in connection with the examination of AmeriBank, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by AmeriBank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. AmeriBank was examined for Community Reinvestment Act compliance in November 1996 and received a rating of "satisfactory."

         HOLDING COMPANY REGULATION. Ottawa Financial is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. Ottawa Financial is required to register and file reports with and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Ottawa Financial and its non-savings association subsidiaries which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, Ottawa Financial generally is not subject to activity restrictions. If Ottawa Financial acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Ottawa Financial and any of its subsidiaries other than AmeriBank or any other Savings Association Insurance Fund insured savings institution, would generally become subject to additional restrictions.

         FEDERAL SECURITIES LAW. The stock of Ottawa Financial is registered with the SEC under the Securities Exchange Act of 1934, as amended. Ottawa Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934, as amended.

         Ottawa Financial stock held by persons who are affiliates, generally including executive officers, directors and 10% stockholders of Ottawa Financial may not be resold without registration or unless sold in accordance with certain resale restrictions. If Ottawa Financial meets specified current public information requirements, each affiliate of Ottawa Financial is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         FEDERAL HOME LOAN BANK SYSTEM. We are a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances must be used for residential home financing.

         As a member, we are required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis. At December 31, 1998, we had $11.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. We receive dividends on our Federal Home Loan Bank stock. Over the past five calendar years, these dividends have averaged 8.5% and were 8.0% for the calendar year 1998. For the year ended December 31, 1998, the Federal Home Loan Bank of Indianapolis paid us dividends totaling $777,000.

         MICHIGAN BANKING LAW. Effective July 1, 1996, the Michigan Legislature enacted the Michigan Savings Bank Act. In several respects, the Michigan Savings Bank Act contains provisions similar to the Michigan Banking Code of 1969. Pursuant to the Michigan Savings Bank Act, AmeriBank has converted its charter from that of a federal savings bank to that of a Michigan savings bank.

         As a state-chartered savings bank, AmeriBank is subject to the Michigan Savings Bank Act and the regulations of the Michigan Financial Institutions Bureau adopted thereunder, as well as other applicable provisions of Michigan law. AmeriBank derives its lending and investment powers from the Michigan Savings Bank Act, and is subject to periodic examination and reporting requirements by the Financial Institutions Bureau. The Michigan Savings Bank Act further regulates many of the internal operating affairs of AmeriBank, including the activities of the board of directors and the noticing and conduct of the annual shareholder meetings.

         In order to maintain its qualification as a savings bank under the Michigan Savings Bank Act, AmeriBank must maintain at least 50% of its total assets, as measured by monthly averages calculated at the close of each calendar month, in at least 9 months of the immediately preceding 12 months, in certain consumer related assets, including residential single and multi-family loans, home equity loans, stock issued by a federal home loan bank, loans to small businesses and loans for personal, family, household or education purposes.

         FEDERAL TAXATION. Savings institutions that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code, had been permitted to establish reserves for bad debts and to make annual additions which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans," which are generally loans secured by improved real estate, was computed under either the experience method or the percentage of taxable income method.

         The percentage of specially computed taxable income that was used to compute a savings institution's bad debt reserve deduction under the percentage of taxable income method was 8%. This percentage was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings institutions to be taxed at a lower effective federal income tax rate than that applicable to corporations generally, which is approximately 31.3% assuming the maximum percentage bad debt deduction.

         In addition to the regular income tax, corporations, including savings institutions, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings institutions, were also subject to an environmental tax equal to .12% of the excess of alternative minimum taxable income for the taxable year, which is determined without regard to net operating losses and the deduction for the environmental tax, over $2.0 million.

         To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans , such reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 1998, our supplemental reserves for losses on loans for tax purposes totaled approximately $12.3 million.

         Ottawa Financial and its subsidiaries file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting. Savings institutions, such as AmeriBank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings institution members of the consolidated group that are functionally related to the activities of the savings institution member.

         We have been audited by the Internal Revenue Service ("IRS") with respect to consolidated federal income tax returns for 1990 through 1993. We are currently undergoing an audit by the IRS with respect to the consolidated federal income tax return for 1995. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns, including returns of subsidiaries and predecessors of, or entities that we have merged with, would not result in a deficiency which could have a material adverse effect on our financial condition.

         MICHIGAN TAXATION. The State of Michigan imposes a tax on intangible personal property in the amount of $.20 per $1,000 of deposits of a savings bank or a savings and loan institution less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. This tax has been repealed effective January 1, 1998. The State of Michigan also imposes a "Single Business Tax," which is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, as increased by net operating loss carry forwards, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base.

         DELAWARE TAXATION. As a Delaware holding company, Ottawa Financial is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. Ottawa Financial is also subject to an annual franchise tax imposed by the State of Delaware.

COMPETITION

         We face strong competition in originating loans and attracting deposits. Competition comes from other commercial banks, other savings institutions, credit unions, mortgage banking companies and other non-bank financial services companies including insurance companies and investment firms. Finance companies compete with us for consumer loan business.

         We attract all of our deposits through AmeriBank's branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions, mutual funds and insurance companies. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available at most of AmeriBank's 26 locations.

         Our six county market area has a strong base of financial institutions and several of those competitors are much larger than we are in terms of total deposits and number of branches. The largest commercial banks operating in the market area are National City, Old Kent, Huntington Bank, NBD Bank and Michigan National Bank. Despite the presence of significant competition, we have demonstrated the ability to sustain positive deposit growth rates during the past year. Growth of deposits can be attributed to a strong local economy, customer loyalty and our local orientation.

EMPLOYEES

         At December 31, 1998, we had a total of 310 employees, including 91 part-time employees. Our employees are not represented by any collective bargaining group. Management considers our employee relations to be good.

EXECUTIVE OFFICERS OF OTTAWA FINANCIAL

         DOUGLAS J. IVERSON. Mr. Iverson, age 49, was appointed, effective January 1, 1999, Chief Executive Officer and Vice Chairman of the Boards of Ottawa Financial and AmeriBank. Previously, he served as Executive Vice President, Secretary and Chief Operating Officer of Ottawa Financial and President and Secretary of AmeriBank. Mr. Iverson joined AmeriBank in 1972, and has served in numerous capacities during such tenure.

         RONALD L. HAAN. Mr. Haan, age 45, was appointed, effective January 1, 1999, President and Chief Operating Officer of Ottawa Financial and AmeriBank. Previously, he served as Senior Vice President and Assistant Secretary of Ottawa Financial and Executive Vice President and Assistant Secretary of AmeriBank. Mr. Haan also serves as a director of Ottawa Financial and AmeriBank. Before joining Ottawa Financial in February 1996, he was employed in 1989 as Executive Vice President of AmeriBank Federal Savings Bank and in February 1990 was appointed Chief Financial Officer. In December 1990, Mr. Haan was elected President, Chief Administrative Officer and a director of AmeriBank Federal Savings Bank. Prior to his employment at AmeriBank Federal Savings Bank, Mr. Haan was employed by MetroBanc Federal Savings Bank of Grand Rapids, Michigan, from 1978 to 1987 as Vice President, and from 1987 to 1989 at Comerica Bank, Grand Rapids, Michigan, as Vice President and Regional Manager.

         JON W. SWETS. Mr. Swets, age 33, is Vice President and Chief Financial Officer of Ottawa Financial and Senior Vice President-Chief Financial Officer of AmeriBank. He joined Ottawa Financial and AmeriBank in these capacities in November 1996. Prior to joining Ottawa Financial and AmeriBank, Mr. Swets was a Senior Manager with Crowe, Chizek and Company LLP, a large public accounting firm. Mr. Swets joined Crowe, Chizek and Company LLP as a staff accountant in June 1987.

ITEM 2.  PROPERTIES

         Our operations are conducted through AmeriBank's main office and 25 branches, including a "drive-up" facility. At December 31, 1998, we owned AmeriBank's main office and 23 of its branch offices; the remaining two branch offices and the land on which they are situated were leased. As of December 31, 1998, the net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $13.6 million.

         We maintain an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment and software utilized by Ottawa Financial at December 31, 1998 was $1.6 million.

ITEM 3.  LEGAL PROCEEDINGS

         Ottawa Financial is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with our counsel representing us in the proceedings, that the resolution of these proceedings should not have a material effect on our results of operations. See Note 11 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The section entitled "Shareholder Information - Market" of the attached Annual Report to Stockholders for year ended December 31, 1998 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The section entitled "Selected Consolidated Financial Information" of the attached Annual Report to Stockholders for year ended December 31, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached Annual Report to
Stockholders for year ended December 31, 1998 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The section entitled "Management Discussion of Financial Condition and Results of Operations - Asset/Liability Management" of the attached Annual Report to Stockholders for year ended December 31, 1998 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The  section  entitled  "Consolidated   Financial  Statements"  of  the
attached Annual Report to Stockholders for year ended December 31, 1998 is incorporated herein by reference.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Information concerning directors of Ottawa Financial is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in April 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

         Information concerning executive officers of Ottawa Financial is set forth under the caption "Executive Officers of Ottawa Financial" contained in
Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(A)

         Section 16(a) of the Exchange Act requires Ottawa Financial's directors and executive officers, and persons who own more than 10% of a registered class of Ottawa Financial's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of Ottawa Financial. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish Ottawa Financial with copies of all Section 16(a) forms they file.

         To Ottawa Financial's knowledge, based solely on a review of the copies of such reports furnished to Ottawa Financial and written representations that no other reports were required during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in April 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in April 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in April 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following is a list of documents filed as part of this report:

         (1)  FINANCIAL STATEMENTS:

         The following financial statements are included under Part II, Item 8 of this Form 10-K:


         1. Report of Independent Auditors.
         2. Consolidated Statements of Balance Sheet at December 31, 1998 and 1997.
         3. Consolidated Statements of Income for the Years ended December 31, 1998, 1997 and 1996.
         4. Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 1998, 1997 and 1996.
         5. Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996.
         6. Consolidated Statements of Comprehensive Income for the Years ended December 31, 1998, 1997 and 1996.
         7. Notes to Consolidated Financial Statements.
         8. Ottawa Financial Corporation Quarterly Financial Data.

         (2)  FINANCIAL STATEMENT SCHEDULES:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (3) EXHIBITS:

         See Index to Exhibits.

(b) REPORTS ON FORM 8-K:

         1. Ottawa Financial filed a Current Report on Form 8-K dated November 13, 1998, containing a press release announcing the retirement of Gordon L. Grevengoed as Vice Chairman of the Board and President and Chief Executive Officer ("CEO") of Ottawa Financial and AmeriBank. The press release also announced the appointment of Douglas J. Iverson as CEO and Vice Chairman of the Boards of Ottawa Financial and AmeriBank and Ronald L. Haan as President and Chief Operating Officer of Ottawa Financial and AmeriBank.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OTTAWA FINANCIAL CORPORATION



Date:  March 30, 1999                           By: /s/ Douglas J. Iverson
       ----------------------                       ----------------------------
                                                    Douglas J. Iverson
                                                    Vice Chairman of the Board
                                                     and Chief Executive Officer
                                                         (DULY AUTHORIZED
                                                          REPRESENTATIVE)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Douglas J. Iverson                      By: /s/ Gordon H. Cunningham
    --------------------------------------          ----------------------------
    Douglas J. Iverson, Vice Chairman of            Gordon H. Cunningham,
     the Board and Chief Executive Officer            Chairman of the Board
     (PRINCIPAL EXECUTIVE OFFICER)

Date:  March 30, 1999                           Date:  March 30, 1999
       ---------------------                           -------------------------



By: /s/ Ronald L. Haan                          By: /s/ Gordon L. Grevengoed
    --------------------------------------          ----------------------------
    Ronald L. Haan, President and Director          Gordon L. Grevengoed,
                                                       Director

Date:  March 30, 1999                           Date:  March 30, 1999
       -----------------------------------             -------------------------


By: /s/ Leon E. Koops                           By: /s/ Brian W. Koop
    --------------------------------------          ----------------------------
    Leon E. Koops, Director                         Brian W. Koop, Director

Date:  March 30, 1999                           Date:  March 30, 1999
       -----------------------------------             -------------------------

By: /s/ Ronald J. Bieke                         By: /s/ B. Patrick Donnelly, III
    --------------------------------------          ----------------------------
    Ronald J. Bieke, Director                       B. Patrick Donnelly, III,
                                                       Director

Date:  March 30, 1999                           Date:  March 30, 1999
       -----------------------------------             -------------------------



By: /s/ Robert D. Kolk                          By: /s/ G. W. Haworth
    --------------------------------------          ----------------------------
    Robert D. Kolk, Director                        G. W. Haworth, Director

Date:  March 30, 1999                           Date:  March 30, 1999
       -----------------------------------             -------------------------



By: /s/ Jon W. Swets
    --------------------------------------
      Jon W. Swets, Vice President and
      Chief Financial Officer (PRINCIPAL
      FINANCIAL AND ACCOUNTING OFFICER)

Date:  March 30, 1999
       -----------------------------------

                                INDEX TO EXHIBITS


 Exhibit
 Number                                     Document
 ------           --------------------------------------------------------------

   3(i) Registrant's Certificate of Incorporation as currently in effect, filed on March 18, 1994 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33- 76600), is incorporated herein by reference.

   3(ii) Registrant's Amended and Restated Bylaws, as amended and as currently in effect.

   4 Registrant's Specimen Stock Certificate, filed on March 18, 1994 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-76600), is incorporated herein by reference.

  10.1 Employment Agreement between the Registrant's operating subsidiary and Douglas J. Iverson, filed on March 18, 1994 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-76600), is incorporated herein by reference.

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