Form 10-Q
period 1999-03-31
OTTAWA FINANCIAL CORP
filed 1999-05-14
CIK 920604

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

Commission File Number 0-24118


                          OTTAWA FINANCIAL CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              38-3172166
          --------                                              ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)


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

Yes  [X]     No [  ]

Class:
Common stock, $.01 par value            As of May 7, 1999, there were 5,685,680
                                        shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

                                                                      GE

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition....................3

         Consolidated Statements of Operations.............................4

         Consolidated Statements of Comprehensive Income...................5

         Consolidated Statements of Cash Flows.........................6 - 7

         Notes to the Consolidated Financial Statements....................8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS...................................9 - 15

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK..........................................................16 - 17

                           PART II - OTHER INFORMATION

OTHER INFORMATION.........................................................18

SIGNATURES................................................................18

EXHIBIT INDEX.............................................................19

PART 1                     OTTAWA FINANCIAL CORPORATION
Item 1.           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                  March 31, 1999      December 31, 1998
                                                                                  --------------      -----------------
                                                                                          (Dollars in Thousands)

ASSETS
Cash and due from financial institutions                                            $19,777                $20,437
Interest-bearing demand deposits in other financial institutions                      8,412                 21,788
                                                                                      -----                 ------
     Total cash and cash equivalents                                                 28,189                 42,225
Securities available for sale                                                        70,403                 71,646
Federal Home Loan Bank stock                                                         11,782                 11,782
Loans held for sale                                                                   3,552                  3,375
Loans receivable, net                                                               766,790                769,770
Premises and equipment, net                                                          15,544                 15,200
Acquisition intangibles                                                              12,731                 13,032
Other assets                                                                         10,957                 11,000
                                                                                     ------                 ------
     Total Assets                                                                  $919,948               $938,030
                                                                                    =======                =======

LIABILITIES
Deposits                                                                           $681,186               $693,632
Federal Home Loan Bank advances                                                     147,268                160,268
Accrued expenses and other liabilities                                               15,204                 10,723
                                                                                     ------                 ------
     Total Liabilities                                                              843,658                864,623
                                                                                    -------                -------

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
  10,000,000 shares authorized; issued
  6,412,679 shares at March 31, 1999,
  6,155,234 shares at December 31, 1998                                                  64                     62
Additional Paid-in Capital                                                           74,649                 73,177
Retained earnings, substantially restricted                                          16,873                 15,363
Net unrealized gain or (loss) on securities available for sale, net of tax             (83)                     23
Employee Stock Ownership Plan (Unallocated Shares)                                  (1,778)                (1,886)
Management Recognition and Retention Plan (Unearned Shares)                           (588)                  (712)
Less Cost of Common Stock in
     Treasury - 718,138 shares at
     March 31, 1999, 707,073 shares at
     December 31, 1998                                                             (12,847)               (12,620)
                                                                                   --------               --------

Total Shareholders' Equity                                                           76,290                 73,407
                                                                                     ------                 ------

Total Liabilities and Shareholders' Equity                                         $919,948               $938,030
                                                                                    =======                =======

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended
                                                         March 31,
                                                   1999             1998
                                                   ----             ----
                                                   (Dollars in Thousands,
                                                    except per share data)
Interest Income
     Loans                                        $15,246           $15,303
     Investment securities and
       equity investments                             973               965
     Other interest and dividend income               466               288
                                                      ---               ---
                                                   16,685            16,556
                                                   ------            ------

Interest Expense
     Deposits                                       7,299             7,617
     Federal Home Loan Bank advances                2,298             2,250
     Other                                              3                 9
                                                        -                 -
                                                    9,600             9,876
                                                    -----             -----
NET INTEREST INCOME                                 7,085             6,680

Provision for loan losses                             270               210
                                                      ---               ---

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                   6,815             6,470
                                                    -----             -----

Noninterest income
     Service charges and other fees                 1,036             1,060
     Mortgage servicing fees                          106                90
     Gain on sale of loans                            444               437
     Gain (loss) on sale of securities               (9)               (24)
     Other                                            247                44
                                                      ---                --
                                                    1,824             1,607
                                                    -----             -----

Noninterest expense
     Compensation and benefits                      2,847             2,847
     Occupancy                                        432               362
     Furniture, fixtures and equipment                331               285
     Advertising                                       75                75
     FDIC deposit insurance                           102               100
     State single business tax                        142               138
     Data processing                                  278               228
     Professional services                            139                96
     Acquisition intangibles amortization             301               304
     Other                                            642               708
                                                      ---               ---
                                                    5,289             5,143
                                                    -----             -----
INCOME BEFORE FEDERAL
     INCOME TAX EXPENSE                             3,350             2,934

Federal income tax expense                          1,237             1,103
                                                    -----             -----

NET INCOME                                         $2,113            $1,831
                                                    =====             =====

Earnings per common share:
     Basic                                           $.39              $.33
                                                      ===               ===
     Diluted                                          .37               .29
                                                      ===               ===

Dividends per common share                            .11               .09
                                                      ===               ===


          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                          1999             1998
                                                                          ----             ----
                                                                           (Dollars in Thousands)
Net Income                                                               $2,113           $1,831

Other comprehensive income, net of tax:

     Unrealized gains (losses) arising during the period
          on securities available for sale                                (109)             (45)

     Less:  reclassification adjustment for accumulated (gains)
          losses included in net income                                       3               16
                                                                              -               --

     Unrealized gains (losses) on securities available for sale           (106)             (29)
                                                                          -----             ----

Comprehensive income                                                     $2,007           $1,802
                                                                         ======           ======














          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                         1999                   1998
                                                                         ----                   ----
                                                                            (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $2,113                 $1,831
     Adjustments to reconcile net income to net cash
         from operating activities
              Depreciation                                                  329                    284
              Net amortization of security premiums and discounts           112                    134
              Amortization of acquisition intangibles                       301                    304
              Provision for loan losses                                     270                    210
              Loss on limited partnership investments                        60                     82
              ESOP expense                                                  292                    373
              MRP expense                                                   124                    135
              Origination of loans for sale                            (31,014)               (25,579)
              Proceeds from sale of loans originated for sale            30,965                 24,298
              Gain on sale of loans                                       (444)                  (437)
              (Gain) / loss on sale of securities                             9                     24
     Changes in:
              Other assets                                                   33                  (785)
              Other liabilities                                           4,679                  5,524
                                                                          -----                  -----
                  Net cash from operating activities                      7,829                  6,398
                                                                          -----                  -----


CASH FLOWS FROM INVESTING ACTIVITIES
     Activity in available-for-sale securities:
         Purchases                                                      (5,870)               (17,094)
         Maturities, prepayments and calls                                5,831                  8,198
         Sales                                                            1,005                  3,976
     Purchases of FHLB stock                                                                     (715)
     Purchases of loans                                                   3,527
     Loan originations net of principal payments on loans                 (501)               (23,770)
     Premises and equipment expenditures, net                             (673)                (1,315)
                                                                          -----                -------
         Net cash from investing activities                               3,319               (30,720)
                                                                          -----               --------

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    CONTINUED

                                                                      Three Months Ended
                                                                           March 31,
                                                                1999                    1998
                                                                ----                    ----
                                                                   (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase(decrease) in deposits                       (12,446)                   9,327
     Net increase in Federal funds purchased                                             5,000
     Proceeds from FHLB advances                                 5,000                  27,000
     Repayment of FHLB advances                               (18,000)                (18,000)
     Proceeds from exercise of stock options                       331                     163
     Proceeds from exercise of stock warrants                      853                   1,187
     Cash paid for exchange of warrants for cash                  (92)
     Cash dividends paid                                         (603)                   (506)
     Purchase of treasury shares                                 (227)                 (2,357)
                                                                 -----                 -------
         Net cash from financing activities                   (25,184)                  21,814
                                                              --------                  ------

Net change in cash and cash equivalents                       (14,036)                 (2,508)
                                                              --------                 -------
Cash and cash equivalents at beginning of period                42,225                  32,524
                                                                ------                  ------

Cash and cash equivalents at end of period                     $28,189                 $30,016
                                                                ======                  ======

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                               $7,064                  $6,255
         Income taxes                                              100                       0




          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements reflect the consolidated financial condition and results of operations of Ottawa Financial Corporation and its wholly-owned subsidiary, AmeriBank. All significant intercompany accounts and transactions have been eliminated in consolidation.

         These interim financial statements are not audited and reflect all adjustments which, in management's opinion, are necessary to present fairly the consolidated financial position of Ottawa at March 31, 1999, and its results of operations, cash flows, and comprehensive income for the periods presented. All adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not contain all the necessary financial disclosures required by generally accepted accounting principles and should be read with the consolidated financial statements and notes of Ottawa Financial Corporation for the year ended December 31, 1998.

         The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

         Amounts reported as basic earnings per common share reflect the earnings available to common shareholders for the period divided by the weighted average number of common shares outstanding during the period. Common shares outstanding includes issued shares less shares held in the treasury and unallocated shares held by the employee stock ownership plan. Diluted earnings per common share include the shares that would be outstanding assuming exercise of dilutive stock options and warrants. All share and per share information has been retroactively adjusted to reflect the 10% stock dividend paid on August 31, 1998.


NOTE 2 - PENDING LITIGATION

         The claim against AmeriBank for liquidated damages and deconversion fees made by On-Line Financial Services, Inc. and our claim for damages against On-Line were settled in April 1999 with no damages to either party.

         A lawsuit against AmeriBank has recently been filed. The complaint alleges that we have engaged in the unauthorized practice of law due to charging a fee for preparing loan documents. The complaint seeks class action certification, restitution of all fees paid for the last six years, interest, attorney fees and other costs. The class action certification was obtained in March 1999. We believe, after consultation with legal counsel, that the complaint is wholly without merit, and intend to vigorously defend against this lawsuit.

Item 2
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

         The following discussion compares the financial condition of Ottawa Financial Corporation and its wholly owned subsidiary, AmeriBank at March 31, 1999 to December 31, 1998 and the results of operations for the three months ended March 31, 1999, compared to the same period in 1998. This discussion should be read with the interim consolidated condensed financial statements and footnotes attached.

         We may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this quarterly filing with the Securities and Exchange Commission, our Annual Report to Shareholders, other filings with the Securities and Exchange Commission, and in other communications by us, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements.

         Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

         o    the  strength  of the United  States  economy  in general  and the strength of the local economies in which we conduct operations;
         o    the  effects  of,  and  changes  in,  trade,  monetary  and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
         o    inflation, interest rate, market and monetary fluctuations;
         o the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
         o the willingness of users to substitute competitors' products and services for our products and services;
         o our success in gaining regulatory approval of our products and services, when required;
         o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
         o    the impact of technological changes;
         o    acquisitions;
         o    changes in consumer spending and saving habits; and
         o    our success at managing the risks involved in our business.

         This list of important factors is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Ottawa or AmeriBank.

FINANCIAL CONDITION

         Total assets decreased to $919.95 million at March 31, 1999 from $938.03 million at December 31, 1998. Most of this decrease was in cash and cash equivalents, resulting primarily from the decline in deposits and repayment of FHLB advances.

         Net loans receivable decreased to $766.79 million at March 31, 1999 from $769.77 million at December 31, 1998. Through our focus on the development of our commercial and business banking services, as well as healthy loan demand in our market area, we were able to grow our commercial business and commercial real estate portfolio by $12.85 million during the first quarter of 1999. This growth, however, was more than offset by the decrease in the mortgage portfolio of $16.87 million during the first quarter of 1999. Due to the low interest rate environment, a portion of our adjustable-rate mortgage loan portfolio refinanced to fixed rate loans during the first three months of the year. Since we sell almost all of our 15 and 30 year term fixed rate mortgage loan production and retain for our portfolio adjustable rate mortgage loan production, we saw a decrease in our overall mortgage loan portfolio.

         Deposits decreased to $681.19 million at March 31, 1999 from $693.63 million at December 31, 1998 and Federal Home Loan Bank advances decreased to $147.27 million at March 31, 1999 from $160.27 million at December 31, 1998. Due to the decline in the loan portfolio discussed above, we used our balance of low-yielding investable funds to payoff higher costing Federal Home Loan Bank advances at the time of maturity. In addition, due to excess liquidity we priced our certificates of deposit either at or below the market in certain maturity categories that provided for some reduction in the certificates of deposit portfolio.

         The primary components of growth in shareholder's equity for the three months ended March 31, 1999 related to net income, as well as proceeds received from the exercise of stock options and warrants. The increases were offset by cash dividends declared and additional repurchases of outstanding shares of common stock. In connection with our warrant exchange offer that expired on January 26, 1999, we issued 164,181 shares of Ottawa Financial Corporation common stock and paid $90,130 in cash. The remaining warrants were exercised by the date of the warrant plan expiration, resulting in additional capital of $900,000.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

         This table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing liabilities and the rates paid on those liabilities. All average blances are daily average balances.


                                                        Three Months Ended                                Three Months Ended
                                                          March 31, 1999                                    March 31, 1998
                                           ----------------------------------------          ---------------------------------------
                                             Average        Interest                           Average
                                           Outstanding      Earned/          Yield/          Outstanding      Interest        Yield/
                                             Balance         Paid             Rate             Balance      Earned/Paid        Paid
                                           ----------------------------------------          ---------------------------------------
                                                                            (Dollars in Thousands)
Interest-Earning Assets:
  Loans receivable (1) (2)                  $774,091        $15,255          7.93%            $756,437         $15,313         8.14%
  Securities (2)                              70,790            977          5.52               63,225             976         6.17
  Other interest-earning assets               29,757            466          6.35               16,853             288         6.95
                                            --------        -------          ----             --------         -------         ----
     Total interest-earning assets          $874,638        $16,698          7.68%            $836,515         $16,577         7.98%
                                            --------        -------          ----             --------         -------         ----
Interest-Bearing Liabilities:
  Demand and NOW deposits                   $198,974        $ 1,682          3.43%            $156,013         $ 1,475         3.83%
  Savings deposits                            53,550            228          1.73               61,936             315         2.06
  Certificate accounts                       393,545          5,389          5.55              408,544           5,827         5.78
  FHLB advances                              158,055          2,298          5.90              152,391           2,250         5.99
  Other interest-bearing liabilities             250              3          4.64                  634               9         5.68
                                            --------        -------          ----             --------         -------         ----
    Total interest-bearing liabilities      $804,374        $ 9,600          4.84%            $779,518         $ 9,876         5.14%
                                            --------        -------          ----             --------         -------         ----
  Net interest income                                       $ 7,098                                            $ 6,701
                                                             ======                                              =====
  Net interest rate spread                                                   2.84%                                             2.84%
                                                                             ====                                              ====
  Net earning assets                        $ 70,264                                          $ 56,997
                                              ======                                            ======
  Net yield on average
     interest-earning assets                                                 3.26%                                             3.22%
                                                                             ====                                              ====

  Average interest-earning assets
     to average interest-bearing
     liabilities                                                             1.09x                                             1.07x
                                                                             ====                                              ====

(1) Calculated net of deferred loan fees, loan discounts, loans in process, and loan reserves.

(2) Tax exempt interest on loans and securities has been converted to a fully - taxable equivalent basis.

RATE/VOLUME ANALYSIS

          This table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.


                                                        Three Months Ended
                                                              March 31,
                                                           1999 vs. 1998
                                                --------------------------------
                                                      Increase
                                                     (Decrease)
                                                       Due to
                                                -------------------
                                                                         Total
                                                Volume       Rate      Increase
                                                                      (Decrease)
                                               ---------------------------------
                                                     (Dollars in Thousands)
Interest-earning assets:
   Loans receivable                            $ 427        $(485)       $ (58)
   Securities - Taxable                           16          (14)           2
   Other interest-earning assets                 200          (23)         177
                                                                         -----
      Total interest-earning assets            $ 643        $(522)       $ 121
                                               =====        =====        =====
Interest-bearing liabilities:
   Demand and NOW deposits                     $ 336        $(129)       $ 207
   Savings deposits                              (39)         (48)         (87)
   Certificate accounts                         (210)        (228)        (438)
   Borrowings                                     81          (33)          48
   Other interest-bearing liabilities             (5)          (1)          (6)
                                               -----        -----        -----
      Total interest-bearing liabilities       $ 163        $(439)       $(276)
                                               =====        =====        =====
Net interest income                            $ 480        $ (83)       $ 397
                                               =====        =====        =====

RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 1999 was $2.11 million or $.37 per share assuming dilution compared to net income of $1.83 million or $.29 per share assuming dilution for the same period in 1998. The improvement in earnings over the same period in the prior year was due primarily to the growth in noninterest income and, to a lesser extent, an improvement in net interest income. These improvements were partially offset by increases in the provision for loan losses and noninterest expenses. The 28% improvement in earnings per share compared to the 15% improvement in earnings is due to a smaller number of shares outstanding as a result of the stock repurchase activity since March 31, 1998 and the exercise and exchange of warrant certificates in the first quarter of 1999. All per share information has been retroactively adjusted to reflect the 10% stock dividends paid on August 31, 1998.

          To supplement the earnings per share information typically disclosed, we are providing "cash" or "tangible" earnings per share as an alternative measure for evaluating our ability to grow tangible capital. The calculations of cash earnings per share were specifically formulated by us and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The cash or tangible EPS for the first quarter of 1999 was $.46, which was $.09 per share higher than the standard EPS, compared to a cash EPS of $.39 for the first quarter of 1998, showing an 18% improvement. This measure and the factors influencing its calculation are described more fully in our 1998 Annual Report to Shareholders.

         Net income for the three months ended March 31, 1999 yielded a return on average equity ("ROE") of 11.30% compared to an ROE of 9.65% for the same period in 1998. The increase in the ROE was attributable to the improved earnings resulting from increased noninterest income and net interest income, as well as the Corporation's stock repurchase activity.

         Net interest income increased $397,000 on a tax equivalent basis for the three months ended March 31, 1999 compared to the same period in 1998. The increase in net interest income was attributable to the positive impact of interest-earning asset volume increases caused by internal growth experienced during 1998 and the first three months of 1999, as well as the positive impact of decreases in the cost of interest-bearing liabilities. The improvement in interest income resulting from the increase in the volume of interest-earning assets was slightly diminished by the 30 basis point drop in the yield on interest-earning assets caused by the decline in general market interest rates. There was also a 30 basis point decrease in the cost of interest-bearing liabilities, resulting in a stable net interest spread of 2.84%. While there was an overall increase in the volume of interest-bearing liabilities, the shift in the mix from higher costing certificates of deposit to lower costing demand deposits for the first quarter of 1999 compared to the same quarter of the prior year contributed to the lower interest expense. Net interest margin increased to 3.26% from 3.22% for the three months ended March 31, 1999 compared to the same period in the prior year. The improvement in net interest margin was primarily the result of the growth in noninterest-bearing deposits since March 31, 1998.

         The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. Although actual losses on loans have not increased compared to the first three months of the prior year, the provision of $270,000 for the three months ended March 31, 1999 compared to $210,000 for the same period in the prior year was in response to the growth achieved in the consumer and commercial loan portfolios, which generally involve a greater degree of credit risk than one-to-four family mortgage lending.

         The allowance is maintained by management at a level considered adequate to cover possible loan losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. Although the level of non-performing assets is considered in establishing the allowance for loan losses balance, variations in non-performing loans have not been meaningful based upon our past loss experience and, as such, have not had a significant impact on the overall level of the allowance for loan losses. Delinquent loans more than 90 days are put on non-accrual status unless they are adequately collateralized and in the process of collection (see discussion on Non-Performing Assets and Allowance for Loan Losses below).

          Noninterest income increased to $1.82 million for the three months ended March 31, 1999 from $1.61 million for the same period in 1998. The increase in noninterest income was primarily the result of higher levels of fee income generated from AmeriPlan's (AmeriBank's wholly-owned subsidiary) sales of mutual funds and annuities for the entire quarter of 1999 compared to a partial quarter of operation in 1998 . Noninterest expense showed only a moderate increase to $5.29 million for the three months ended March 31, 1999 from $5.14 million for the same period in 1998. While noninterest expense showed a slight increase, our efficiency ratio, defined as noninterest expense divided by the sum of net interest income and noninterest income, decreased from 62.95% for the three months ended March 31, 1998 to 60.17% for the same period in 1999. This ratio demonstrates that while the absolute dollars of noninterest expense increased for the period presented, our ability to generate revenues on those dollars improved.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets decreased to $3.34 million at March 31, 1999 from $4.03 million at December 31, 1998 primarily due to decreases in non-accruing loans. The percentage of non-performing assets to total assets was .36% at March 31, 1999 compared to .43% at December 31, 1998. The Corporation's allowance for loan losses as a percentage of non-performing loans at March 31, 1999 was 151.11% compared to 129.37% at December 31, 1998.

         The table below sets forth the amounts and categories of non-performing assets at March 31, 1999 and December 31, 1998.

                                                                 March 31             December 31
                                                                   1999                  1998
                                                                   ----                  ----
                                                                       (Dollars in Thousands)
         Non-accruing loans:
         One to four family                                          $522                  $696
         Commercial business and multi-family real estate           1,430                 1,992
         Consumer                                                     388                   446
                                                                      ---                   ---
                Total                                               2,340                 3,134
         Accruing loans delinquent more than 90 days:
             One- to four-family                                      126                    32
             Commercial and multi-family real estate                  190                    21
             Consumer                                                   2                    11
                                                                        -                    --
                Total                                                 318                    64
                                                                      ---                    --
         Foreclosed assets:
             One- to four-family                                      407                   656
             Consumer                                                 270                   174
                                                                      ---                   ---
                Total                                                 677                   830
                                                                      ---                   ---
         Total non-performing assets                               $3,335                $4,028
                                                                    =====                 =====
         Total as a percentage of total assets                        .36%                  .43%
                                                                      ===                   ===


LIQUIDITY

         We anticipate we will have sufficient funds available to meet current loan commitments through sales, calls and maturities of securities, loan payments and payoffs, and the growth of deposits. If necessary, significant sources of liquidity are available from Federal Home Loan Bank advances and unused lines of credit with correspondent banks. At March 31, 1999, we had commitments to make loans of $39.09 million, unused lines of credit of $74.28 million, and construction loans in process of $38.41 million.

CAPITAL RESOURCES

         AmeriBank is subject to capital requirements in accordance with Bank regulations. There has been no significant change in the level of the Bank's regulatory capital relative to the requirements since December 31, 1998. The Bank remains "well capitalized" under the prompt corrective action regulations.

YEAR 2000 ISSUE

          The year 2000 ("Y2K") issue relates to the inability of computer systems to recognize the year 2000. Processing problems could result from existing computer programs and systems misinterpreting the year 2000 as the year 1900. The financial institutions industry could be significantly impacted by the Y2K issue due to our dependence on technology and date-sensitive data. If not adequately addressed, the Y2K issue could have a significant adverse impact on our business and, in turn, our financial condition and results of operations.

          Our Y2K assessment began in late 1997 when an action plan was developed and approved by our Board of Directors. We created a "Y2K Task Force" to work with associates corporate-wide to prepare for Y2K. Our Computer and Network Department, as well as our Technology Committee, have been testing these areas to assess Y2K compliance. If an area is not validated as Y2K compliant, then updates are made to become Y2K compliant.

          Our Y2K plan consists of several phases including awareness, assessment, renovation, validation and implementation. Within the awareness phase, we defined the Y2K problem and identified the resources to perform compliance work. Within the assessment phase, we evaluated the complexity of the Y2K issue and detailed the effort necessary to address the issues. The renovation phase included code enhancements, hardware and software upgrades, system replacements, vendor certifications and other similar changes. Within the validation phase, we tested the incremental changes to hardware and software components identified in the renovation phase. All of the above stages were completed prior to March 31, 1999.

          During the implementation phase we will certify systems as Y2K compliant. For any system failing certification, we will assess the effect on our operations and implement our contingency plans. Any mission-critical system that is potentially non-compliant will be brought to the attention of executive management immediately for resolution. In addition, this phase will ensure that any new systems or subsequent changes to verified systems are Y2K compliant. We expect to complete this phase by June 30, 1999.

          We are expensing all costs associated with required system changes as they occur. These costs are being funded through operating cash flows. We estimate the total cost of our Y2K conversion project will be $350,000, net of income taxes. We do not expect significant increases in future data processing costs relating to Y2K compliance.

          The software program that processes and tracks customer account information is the most significant component of our computer system. This software is the ITI Premier Financial Information System that is used by 3,500 banks across the country and has been certified as Y2K compliant. This is relatively new software that was written to include four digits for the year calculations, and therefore does not require its language to be rewritten. An outside service bureau runs this software for us. Since we converted to a new service bureau in March 1999, we have not yet completed the Y2K compliance testing on our network. However, the service bureau itself is certified as Y2K compliant and has verified compliance for other clients it services. We expect to complete the testing on our network by June 30, 1999.

          While our Y2K readiness process is proceeding according to plan, as a precaution, we developed a contingency plan for each of our mission critical systems during the assessment phase. Since most of our mission critical systems are dependent on third party vendors or service providers, our contingency plan is to select a new vendor or service provider and convert to their system. We have secured alternative sources or services for mission critical areas for which we did not receive a satisfactory response by January 31, 1999. We will seek alternative sources or services for non-mission critical areas for which we do not receive a satisfactory response by June 30, 1999. We also developed contingency plans in the event of physical disaster including power outage and/or telecommunication system outages. We assigned responsibilities regarding final preparation to individuals within each department. In addition, we identified a centralized location to accomplish communications and data processing under various disaster conditions.

         The costs of the project, the date on which we believe the Year 2000 modifications will be completed, and the related risk exposures are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which our systems rely to modify or convert their systems to be Y2K compliant, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         Item 3
                          OTTAWA FINANCIAL CORPORATION
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         The balance sheet consists of investments in interest-earning assets, primarily loans and investment securities, which are primarily funded by interest-bearing liabilities, deposits and borrowings. These financial instruments have varying levels of sensitivity to changes in market interest rates, resulting in market risk. Other than loans that are originated and held for sale, all of our financial instruments are for other than trading purposes. We are subject to interest rate risk to the extent that our interest-bearing liabilities with short and intermediate-term maturities reprice more rapidly, or on a different basis, than our interest-earning assets.

         Senior management and the Board of Directors review the Bank's exposure to interest rate risk on a quarterly basis. We measure interest rate risk by computing estimated changes in net interest income and the net portfolio value of cash flows from assets, liabilities and off-balance sheet items within a range of assumed changes in market interest rates. If estimated changes to net portfolio value and net interest income are not within the limits established by the Board, the Board may direct management to adjust the Bank's asset and liability mix to bring interest rate risk within Board approved limits.

         Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates. The tables below present the change in the Bank's net portfolio value and net interest income at March 31, 1999 and December 31, 1998, based on internal assumptions, that would occur upon an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

 March 31, 1999:                        Net Portfolio Value                           Net Interest Income
                                     ------------------------                    --------------------------
     Change in
   Interest Rate                     $ Amount       % Change                     $ Amount          % Change
 (Basis Points)                       in NPV         in NPV                       in NII            in NII
-----------------------------------------------------------------------------------------------------------
       +300                         $ 45,158            -43%                    $ 22,166               -24%
       +200                           58,558            -26                       24,847               -15
       +100                           69,019            -13                       27,084                -7
          0                           79,310            ---                       29,260               ---
       -100                           88,946             12                       31,356                 7
       -200                           91,050             15                       32,477                11
       -300                           99,787             26                       33,588                15

 December 31, 1998:                     Net Portfolio Value                           Net Interest Income
                                     ------------------------                    --------------------------

     Change in
   Interest Rate                     $ Amount       % Change                     $ Amount          % Change
 (Basis Points)                       in NPV         in NPV                       in NII            in NII
-----------------------------------------------------------------------------------------------------------

       +300                         $ 38,798            -48%                    $ 20,275               -27%
       +200                           52,011            -30                       23,040               -18
       +100                           63,218            -15                       25,532                -9
          0                           74,187            ---                       27,965               ---
       -100                           84,511             14                       30,309                 8
       -200                           89,599             21                       31,886                14
       -300                           99,922             35                       33,440                20


         As illustrated in the table, net portfolio value is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, we do not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. The value of our deposits and borrowings changes in approximately the same proportion in rising or falling rate scenarios.

         The results for the 300 basis point interest rate shocks are monitored primarily to assist in identifying trends in our interest rate risk profile. We feel that a sudden and sustained change in interest rates of 300 basis points is not a realistic event. Therefore we focus on managing, to acceptable levels, the change in net portfolio value for the 100 and 200 basis point interest rate shocks both up and down.

         The tables above show that from December 31, 1998 to March 31, 1999 there has been a decrease in sensitivity to a rise in interest rates. At an increase in interest rates of 200 basis points, net portfolio value decreases by 26% as of March 31, 1999 compared to a 30% decrease as of December 31, 1998. Most of the decrease in sensitivity relates to the increase in our equity from December 31, 1998 to March 31, 1999. As equity increases, the percent change in net portfolio value decreases for the same dollar amount change in net portfolio value. A deposit portfolio mix change also contributed to the decrease in sensitivity. During the three months ended March 31, 1999, many of our shorter-term certificates of deposit matured and rolled over into our 30-month certificate program. The effect of this shift was to lengthen the average maturity of our certificate of deposit portfolio which decreases our sensitivity to a rise in interest rates.

         To decrease our exposure to interest rate risk, we are trying to reduce the duration and average life of our interest-earning assets. To achieve this goal, we are emphasizing adjustable-rate mortgage loans and growing our consumer and commercial loan portfolios which are shorter-term in nature than the mortgage loan portfolio. In addition, we are underwriting all long-term, fixed rate residential mortgages in accordance with Federal Home Loan Mortgage Corporation guidelines which allows us the flexibility of selling these assets into the secondary market. We are currently selling 30- and 15-year fixed-rate residential mortgage loans as they are originated. With our funding sources, we are attempting to reduce the impact of interest rate changes by emphasizing non-interest bearing products and using longer-term fixed-rate advances from the Federal Home Loan Bank

         As with any method of measuring interest rate risk, the above table inherently has shortcomings. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. When there is a change in interest rates, expected rates of prepayments on loans, decay rates of deposits and early withdrawals from certificates could likely differ from those assumed in the table. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

         In addition, the above table may not properly reflect the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities are influenced by competitive and other pressures beyond our control.

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
                 See Note 2 of the Notes to Consolidated Financial Statements.

Item 2.  Changes in Securities:
                 There are no matters required to be reported under this item.

Item 3.  Defaults Upon Senior Securities:
                 There are no matters required to be reported under this item.

Item 4.  Submission of Matters to a Vote of Security Holders:
                 There are no matters required to be reported under this item.

Item 5.  Other Information:
                 There are no matters required to be reported under this item.

Item 6.  Exhibits and Reports on Form 8-K:

           (a) The following exhibits are filed herewith:

               Exhibit 11- Statement - Re: Computation of Per Share Earnings

               Exhibit 27 - Financial Data Schedule (electronic filing only)

           (b) Reports on Form 8-K.

                           Ottawa  filed  a  Form  8-K  dated  January  6,  1999
                 containing a press release announcing the Annual Meeting of Shareholders for the year ended December 31, 1998.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OTTAWA FINANCIAL CORPORATION

Date:  May 13, 1999                         /s/ Douglas J. Iverson
      ----------------                      --------------------------------
                                            Douglas J. Iverson
                                              Vice Chairman and Chief
                                              Executive Officer
                                              (Duly Authorized Officer)

Date:  May 13, 1999                        /s/ Jon W. Swets
      ----------------                     ---------------------------------
                                           Jon W. Swets
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                                      DESCRIPTION


 11                        Statement - Re:  Computation of per share earnings.

 27                        Financial Data Schedule (electronic filing only)