Form 10-Q
period 1999-06-30
OTTAWA FINANCIAL CORP
filed 1999-08-13
CIK 920604

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Yes  /X/      No  / /

Class:
Common stock, $.01 par value        As of August 4, 1999, there were 6,258,019
                                    shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

                                                                            PAGE

ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition...........................3

      Consolidated Statements of Operations....................................4

      Consolidated Statements of Comprehensive Income..........................5

      Consolidated Statements of Cash Flows..................................6-7

      Notes to the Consolidated Financial Statements...........................8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.........................................9-15

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK................................................................16-18

                           Part II - Other Information

OTHER INFORMATION.............................................................19

SIGNATURES....................................................................20

EXHIBIT INDEX.................................................................21

PART 1                    OTTAWA FINANCIAL CORPORATION
Item 1.          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                              June 30, 1999  December 31, 1998
                                                                              -------------  -----------------
                                                                                     (Dollars in Thousands)
ASSETS
Cash and due from financial institutions                                        $  15,368       $  20,437
Interest-bearing demand deposits in other financial institutions                    1,403          21,788
                                                                                ---------       ---------
   Total cash and cash equivalents                                                 16,771          42,225
Securities available for sale                                                      80,121          71,646
Federal Home Loan Bank stock                                                       11,782          11,782
Loans held for sale                                                                 1,470           3,375
Loans receivable, net                                                             778,636         769,770
Premises and equipment, net                                                        15,572          15,200
Acquisition intangibles                                                            12,430          13,032
Other assets                                                                       12,074          11,000
                                                                                ---------       ---------
   Total Assets                                                                 $ 928,856       $ 938,030
                                                                                =========       =========

LIABILITIES
Deposits                                                                        $ 677,859       $ 693,632
Federal funds purchased                                                            10,600
Federal Home Loan Bank advances                                                   150,353         160,268
Accrued expenses and other liabilities                                             12,075          10,723
                                                                                ---------       ---------
   Total Liabilities                                                              850,887         864,623
                                                                                ---------       ---------

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
  10,000,000 shares authorized; issued
  6,437,447 shares at June 30, 1999,
  6,770,757 shares at December 31, 1998                                                64              62
Additional Paid-in Capital                                                         76,825          73,177
Retained earnings, substantially restricted                                         6,732          15,363
Net unrealized gain or (loss) on securities available for sale, net of tax           (432)             23
Employee Stock Ownership Plan (Unallocated Shares)                                 (1,672)         (1,886)
Management Recognition and Retention Plan (Unearned Shares)                          (463)           (712)
Less Cost of Common Stock in
   Treasury - 174,428 shares at
   June 30, 1999, 777,780 shares at
   December 31, 1998                                                               (3,085)        (12,620)
                                                                                ---------       ---------

Total Shareholders' Equity                                                         77,969          73,407
                                                                                ---------       ---------

Total Liabilities and Shareholders' Equity                                      $ 928,856       $ 938,030
                                                                                =========       =========


          See accompanying notes to consolidated financial statements.


                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended            Six Months Ended
                                                       June 30                     June 30
                                                1999           1998            1999         1998
                                                ----           ----            ----         ----
                                                                (Dollars in Thousands,
                                                                except per share data)
Interest Income
    Loans                                     $ 15,293       $ 15,706       $ 30,540      $ 31,008
    Investment securities and
      equity investments                         1,147          1,006          2,120         1,971
    Other interest and dividend income             356            251            821           540
                                              --------       --------       --------      --------
                                                16,796         16,963         33,481        33,519
                                              --------       --------       --------      --------

Interest Expense
    Deposits                                     6,991          7,570         14,291        15,186
    Federal Home Loan Bank advances              2,250          2,371          4,548         4,622
    Other                                            9             22             12            31
                                              --------       --------       --------      --------
                                                 9,250          9,963         18,851        19,839
                                              --------       --------       --------      --------
NET INTEREST INCOME                              7,546          7,000         14,630        13,680

Provision for loan losses                          285            225            555           435
                                              --------       --------       --------      --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                7,261          6,775         14,075        13,245
                                              --------       --------       --------      --------

Noninterest income
    Service charges and other fees               1,143            998          2,180         2,058
    Mortgage servicing fees                         98             81            204           171
    Gain on sale of loans                          151            555            595           992
    Gain (loss) on sale of securities                                             (9)          (24)
    Other                                          253            305            500           349
                                              --------       --------       --------      --------
                                                 1,645          1,939          3,470         3,546
                                              --------       --------       --------      --------

Noninterest expense
    Compensation and benefits                    2,921          2,909          5,768         5,756
    Occupancy                                      420            373            853           735
    Furniture, fixtures and equipment              324            300            655           585
    Advertising                                     75             75            150           150
    FDIC deposit insurance                         101            101            204           201
    State single business tax                      143            138            285           276
    Data processing                                336            241            614           469
    Professional services                           89            115            228           212
    Acquisition intangibles amortization           301            304            602           608
    Other                                          675            644          1,316         1,351
                                              --------       --------       --------      --------
                                                 5,385          5,200         10,675        10,343
                                              --------       --------       --------      --------
INCOME BEFORE FEDERAL
    INCOME TAX EXPENSE                           3,521          3,514          6,870         6,448

Federal income tax expense                       1,259          1,287          2,495         2,390
                                              --------       --------       --------      --------

NET INCOME                                    $  2,262       $  2,227       $  4,375      $  4,058
                                              ========       ========       ========      ========

Earnings per common share
     Basic                                    $    .38       $    .36       $    .73      $    .67
                                              ========       ========       ========      ========
     Diluted                                       .36            .33            .69           .60
                                              ========       ========       ========      ========

Dividends per common share                         .11            .08            .21           .16
                                              ========       ========       ========      ========


          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                       Six Months Ended
                                                                            June 30
                                                                      1999           1998
                                                                      ----           ----
                                                                    (Dollars in Thousands)
Net Income                                                           $ 4,375       $ 4,058

Other comprehensive income, net of tax:

     Unrealized gains (losses) arising during the period
          on securities available for sale                              (461)           12

     Less:  reclassification adjustment for accumulated (gains)
          losses included in net income                                    6            16
                                                                     -------       -------

     Unrealized gains (losses) on securities available for sale         (455)           28
                                                                     -------       -------

Comprehensive income                                                 $ 3,920       $ 4,086
                                                                     =======       =======























          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                           June 30
                                                                     1999           1998
                                                                     ----           ----
                                                                    (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $  4,375       $  4,058
   Adjustments to reconcile net income to net cash
      from operating activities
         Depreciation                                                  660            577
         Net amortization of security premiums and discounts           202            230
         Amortization of acquisition intangibles                       602            608
         Provision for loan losses                                     555            435
         Loss on limited partnership investments                        74             82
         ESOP expense                                                  576            731
         MRP expense                                                   249            270
         Origination of loans for sale                             (51,711)       (59,971)
         Proceeds from sale of loans originated for sale            53,653         59,018
         Gain on sale of loans                                        (595)          (992)
         (Gain) / Loss on sale of securities                             9             24
   Changes in:
         Other assets                                               (1,070)            40
         Other liabilities                                           1,550          2,371
                                                                  --------       --------
            Net cash from operating activities                       9,129          7,481
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
     Purchases                                                     (23,032)       (19,094)
     Maturities, prepayments and calls                              12,808         14,056
     Sales                                                           1,005          3,976
  Purchases of FHLB stock                                                            (787)
  Purchases of loans                                                (9,910)
  Loan originations net of principal payments on loans               1,047        (25,844)
  Premises and equipment expenditures, net                          (1,032)        (1,128)
                                                                  --------       --------
     Net cash from investing activities                            (19,114)       (28,821)
                                                                  --------       --------

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    CONTINUED

                                                                     Six Months Ended
                                                                          June 30
                                                                1999                1998
                                                                ----                ----
                                                                 (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase(decrease) in deposits                         (15,773)             16,379
   Net increase in Federal funds purchased                     10,600
   Proceeds from FHLB advances                                 16,000              63,500
   Repayment of FHLB advances                                 (25,915)            (47,315)
   Proceeds from exercise of stock options                        430                 397
   Proceeds from exercise of stock warrants                     1,072               1,470
       Cash paid for exchange of warrants for cash                (92)
   Cash dividends paid                                         (1,278)             (1,001)
   Purchase of treasury shares                                   (513)             (6,840)
                                                             --------            --------
      Net cash from financing activities                      (15,469)             26,590
                                                             --------            --------

Net change in cash and cash equivalents                       (25,454)              5,250
                                                             --------            --------
Cash and cash equivalents at beginning of year                 42,225              32,524
                                                             --------            --------

Cash and cash equivalents at end of year                     $ 16,771            $ 37,774
                                                             ========            ========

Supplemental disclosures of cash flow information
   Cash paid during the year for
      Interest                                               $ 19,402            $ 20,754
      Income taxes                                              2,450               1,710
















          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           QUARTER ENDED JUNE 30, 1999

                                   (UNAUDITED)


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 1999, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1998.

      The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

      Amounts reported as basic earnings per common share reflect the earnings available to common shareholders for the period divided by the weighted average number of common shares outstanding during the period. Common shares outstanding includes issued shares less shares held in the treasury and unallocated shares held by the employee stock ownership plan. Diluted earnings per common share include the shares that would be outstanding assuming exercise of dilutive stock options and warrants. All share and per share information has been retroactively adjusted to reflect the 10% stock dividends paid on June 30, 1999 and August 31, 1998.

NOTE 2 - PENDING LITIGATION

      The claim against AmeriBank for liquidated damages and deconversion fees made by On-Line Financial Services, Inc. and our claim for damages against On-Line were settled in April 1999 with no damages to either party.

      A lawsuit against AmeriBank was filed in December 1998 alleging that we engaged in the unauthorized practice of law due to charging a fee for preparing loan documents. The complaint sought class action certification, restitution of all fees paid for the last six years, interest, attorney fees and other costs. The class action certification was obtained in March 1999. We filed a motion for summary disposition based upon our belief that the complaint was wholly without merit. In July 1999 the court granted our motion and the case was dismissed. Since then, the plaintiff has amended the complaint and is now alleging we have violated certain banking regulations. We again believe, after consultation with legal counsel, that these allegations are wholly without merit and intend to vigorously defend against this lawsuit.

Item 2
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

      The following discussion compares the financial condition of Ottawa Financial Corporation and its wholly owned subsidiary, AmeriBank, at June 30, 1999 to December 31, 1998, and the results of operations for the three and six months ended June 30, 1999, compared to the same periods in 1998. This discussion should be read with the interim consolidated condensed financial statements and footnotes attached.

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

FINANCIAL CONDITION

      Total assets decreased to $928.86 million at June 30, 1999 from $938.03 million at December 31, 1998. Most of this decrease was in cash and cash equivalents, resulting primarily from the decline in deposits.

      Net loans receivable increased to $778.64 million at June 30, 1999 from $769.77 million at December 31, 1998. Through our focus on the development of our commercial and business banking services and our consumer lending products, as well as healthy loan demand in our market area, we were able to grow our commercial business and commercial real estate loan portfolio by $20.18 million and our consumer loan portfolio by $8.29 million during the first six months of 1999. This growth, however, was partially offset by the decrease in the residential mortgage portfolio of $21.01 million during the same period. Due to the low interest rate environment in the first quarter, a portion of our adjustable-rate mortgage loan portfolio refinanced to fixed rate loans during the first three months of the year. Since we sell almost all of our 15 and 30 year term fixed rate mortgage loan production and retain for our portfolio adjustable rate mortgage loan production, we saw a decrease in our overall mortgage loan portfolio.

      Deposits decreased to $677.86 million at June 30, 1999 from $693.63 million at December 31, 1998. This decrease in deposits was a result of a reduction in our certificates of deposit portfolio. Due to excess liquidity as evidenced by the high balance of cash and cash equivalents at December 31, 1998, we priced our certificates of deposit either at or below the market in certain maturity categories to provide for some reduction in the certificates of deposit portfolio. This portfolio decreased by $22.59 million in the first six months of 1999 while our transaction and savings accounts increased by $6.82 million in the same period.

      The primary components of growth in shareholder's equity for the six months ended June 30, 1999 related to net income, as well as proceeds received from the exercise of stock options and warrants. The increases were offset by cash dividends declared and additional repurchases of outstanding shares of common stock. In connection with our warrant exchange offer that expired on January 26, 1999, we issued 180,599 shares of Ottawa Financial Corporation common stock and paid $90,130 in cash. The remaining warrants were exercised by the date of the warrant plan expiration, resulting in additional capital of $900,000.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

      This table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing liabilities and the rates paid on those liabilities. All average balances are daily average balances.

                                                   Six Months Ended                        Six Months Ended
                                                     June 30, 1999                           June 30, 1998
                                          -----------------------------------    -----------------------------------
                                             Average      Interest                 Average
                                          Outstanding      Earned/     Yield/    Outstanding    Interest      Yield/
                                             Balance        Paid        Rate       Balance     Earned/Paid     Rate
                                          -----------------------------------    -----------------------------------
                                                   (Dollars in Thousands)
Interest-Earning Assets:
  Loans receivable (1) (2)                  $775,764      $ 30,557      7.91%      $769,089      $ 31,029      8.10%
  Securities (2)                              72,922         2,127      5.83         61,058         1,988      6.51
  Other interest-earning assets               25,808           821      6.42         14,727           540      7.33
                                            --------      --------      ----       --------      --------      ----
    Total interest-earning assets           $874,494      $ 33,505      7.69%      $844,874      $ 33,557      7.97%
                                            --------      --------      ----       --------      --------      ----
Interest-Bearing Liabilities:
  Demand and NOW deposits                   $202,696      $  3,408      3.39%      $161,526      $  3,052      3.81%
  Savings deposits                            54,020           463      1.73         62,316           624      2.02
  Certificate accounts                       386,580        10,420      5.44        403,311        11,510      5.76
  FHLB advances                              156,461         4,548      5.86        155,454         4,622      6.00
  Other interest-bearing liabilities             339            12      6.98          1,133            31      5.47
                                            --------      --------      ----       --------      --------      ----
    Total interest-bearing liabilities      $800,096      $ 18,851      4.75%      $783,740      $ 19,839      5.10%
                                                          --------      ----       --------      --------      ----

  Net interest income                                     $ 14,654                               $ 13,718
                                                          ========                               ========
  Net interest rate spread                                              2.94%                                  2.87%
                                                                        ====                                   ====
  Net earning assets                        $ 74,398                               $ 61,134
                                            ========                               ========
  Net yield on average
    interest-earning assets                                            3.36%                                   3.26%
                                                                       ====                                    ====
  Average interest-earning assets
    to average interest-bearing
    liabilities                                               1.09x                                  1.08x


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



                                                      Six Months Ended
                                                          June 30
                                                       1999 vs. 1998
                                            --------------------------------
                                                  Increase
                                                 (Decrease)
                                                   Due to
                                            -------------------
                                                                     Total
                                             Volume       Rate     Increase
                                                                  (Decrease)
                                            --------------------------------
                                                   (Dollars in Thousands)
Interest-earning assets:
   Loans receivable                         $   273     $  (745)    $  (472)
   Securities - Taxable                         300        (161)        139
   Other interest-earning assets                341         (60)        281
                                            -------     -------     -------
      Total interest-earning assets         $   914     $  (966)    $   (52)
                                            =======     =======     =======
Interest-bearing liabilities:
   Demand and NOW deposits                      627        (271)        356
   Savings deposits                             (77)        (84)       (161)
   Certificate accounts                        (466)       (624)     (1,090)
   Borrowings                                    30        (104)        (74)
   Other interest-bearing liabilities           (33)         14         (19)
                                            -------     -------     -------
      Total interest-bearing liabilities    $    81     $(1,069)    $  (988)
                                            =======     =======     =======
Net interest income                         $   833     $   103     $   936
                                            =======     =======     =======


RESULTS OF OPERATIONS

      Net income for the quarter ended June 30, 1999 was $2.26 million or $.36 per share assuming dilution compared to net income of $2.23 million or $.33 per share assuming dilution for the same period in 1998. Net income for the six months ended June 30, 1999 was $4.38 million or $.69 per share assuming dilution compared to net income of $4.06 million or $.60 per share assuming dilution for the same period in 1998. The improvement in earnings over the same periods in the prior year was due primarily to the growth in net interest income. This improvement was partially offset by a decrease in gains on sales of loans. All per share information has been retroactively adjusted to reflect the 10% stock dividends paid on June 30, 1999 and August 31, 1998.

      To supplement the EPS information typically disclosed, we are providing "cash" or "tangible" EPS as an alternative measure for evaluating the Corporation's ability to grow tangible capital. The calculations of cash earnings per share were specifically formulated by us and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The "cash" or "tangible" EPS for the second quarter of 1999 was $.44, which was $.08 per share higher than the standard EPS, compared to a cash EPS of $.42 for the second quarter of 1998. The cash or tangible EPS for the six months ended June 30, 1999 was $.87, which was $.18 per share higher than the standard EPS, compared to a cash EPS of $.78 for the same period in 1998. This measure and the factors influencing its calculation are described more fully in the 1998 Annual Report to shareholders.

      Net interest income increased $936,000 on a tax equivalent basis for the six months ended June 30, 1999 compared to the same period in 1998. The increase in net interest income was attributable to the positive impact of interest-earning asset volume increases caused by internal growth experienced during the latter half of 1998 as well as the positive impact of decreases in the cost of interest-bearing liabilities. The improvement in interest income resulting from the increase in the volume of interest-earning assets was offset by the 28 basis point drop in the yield on interest-earning assets caused by the decline in general market interest rates. There was also a 35 basis point decrease in the cost of interest-bearing liabilities, resulting in a seven basis point improvement in net interest spread. While there was an overall increase in the volume of interest-bearing liabilities, the shift in the mix from higher costing certificates of deposit to lower costing demand deposits for the first six months of 1999 compared to the same period of the prior year contributed to the lower interest expense. Net interest margin increased to 3.36% from 3.26% for the six months ended June 30, 1999 compared to the same period in the prior year. The improvement in net interest margin was due to the spread improvement discussed above and the growth in noninterest-bearing deposits during the past year.

      The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. Although actual losses on loans have not increased compared to the first six months of the prior year, the provision of $555,000 for the six months ended June 30, 1999 compared to $435,000 for the same period in the prior year was in response to the growth achieved in the consumer and commercial loan portfolios, which generally involve a greater degree of credit risk than one-to-four family mortgage lending.

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

      Noninterest income decreased for both the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The decrease related primarily to lower gains on sales of mortgage loans. The rising interest rate environment in 1999 not only caused a reduction in the volume of loans originated for sale but also caused a tightening of the profit margins experienced on the sale of those loans. Noninterest income in most other areas improved in 1999.

       Noninterest expense showed a moderate increase to $10.68 million for the six months ended June 30, 1999 from $10.34 million for the same period in 1998. While noninterest expense showed an increase, our efficiency ratio, defined as noninterest expense divided by the sum of net interest income and noninterest income, decreased from 61.08% for the six months ended June 30, 1998 to 59.08% for the same period in 1999. This ratio demonstrates that while the absolute dollars of noninterest expense increased for the period presented, our ability to generate revenues on those dollars improved.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      Non-performing assets decreased to $2.46 million at June 30, 1999 from $4.03 million at December 31, 1998 primarily due to decreases in non-accruing loans. The percentage of non-performing assets to total assets was .27% at June 30, 1999 compared to .43% at December 31, 1998. Our allowance for loan losses as a percentage of non-performing loans at June 30, 1999 was 240.12% compared to 129.37% at December 31, 1998.

      The table below sets forth the amounts and categories of non-performing assets at June 30, 1999 and December 31, 1998.

                                                      June 30      December 31
                                                       1999           1998
                                                       ----           ----
                                                       (Dollars in Thousands)

      Non-accruing loans
         One to four family                             $175           $696
         Multi-family and commercial real estate                        879
         Construction or development                   1,057            609
         Commercial business                             394            504
         Consumer                                        173            446
                                                       -----          -----
           Total                                       1,799          3,134
      Accruing loans delinquent more than 90 days:
         One- to four-family                             ---             32
         Commercial and multi-family real estate         ---            ---
         Construction or development                     ---             21
         Consumer                                        ---             11
                                                       -----          -----
           Total                                                         64
      Foreclosed assets:
         One- to four-family                             431            656
         Consumer                                        231            174
                                                       -----          -----
           Total                                         662            830
                                                       -----          -----
      Total non-performing assets                     $2,461         $4,028
                                                       =====          =====
      Total as a percentage of total assets              .27%           .43%
                                                         ===            ===



LIQUIDITY

      We anticipate we will have sufficient funds available to meet current loan commitments through sales, calls and maturities of securities, loan payments and payoffs, and the growth of deposits. If necessary, significant sources of liquidity are available from Federal Home Loan Bank advances and unused lines of credit with correspondent banks. At June 30, 1999, we had commitments to make loans of $23.38 million, unused lines of credit of $62.93 million, and construction loans in process of $52.86 million.

CAPITAL RESOURCES

      AmeriBank is subject to capital requirements in accordance with state banking regulations. There has been no significant change in the level of the AmeriBank's regulatory capital relative to the requirements since December 31, 1998. AmeriBank remains "well capitalized" under the prompt corrective action regulations.

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

       At the end of the implementation phase we were able to certify our mission-critical systems as Y2K compliant. In addition, this phase ensured that any new systems or subsequent changes to verified systems are Y2K compliant. This phase was completed by June 30, 1999.

       We are expensing all costs associated with required system changes as they occur. These costs are being funded through operating cash flows. We estimate the total cost of our Y2K conversion project will be $300,000, net of income taxes. Approximately two thirds of this estimated cost has been spent through June 30,1999. We do not expect significant increases in future data processing costs relating to Y2K compliance.

       The software program that processes and tracks customer account information is the most significant component of our computer system. This software is the ITI Premier Financial Information System that is used by 3,500 banks across the country and has been certified as Y2K compliant. This is relatively new software that was written to include four digits for the year calculations, and therefore does not require its language to be rewritten. An outside service bureau runs this software for us which also is certified as Y2K compliant. We have completed the compliance testing of this system and our interfacing with the service bureau in the implementation phase discussed above and have concluded that it is Y2K compliant.

      In addition to reviewing our own computer operating systems and applications, we initiated formal communications with our significant vendors (operating risk) and large customers (credit risk) to determine the extent to which AmeriBank is vulnerable to those third parties' failure to resolve their own Y2K issues. There is no assurance that the systems of other companies with which we have a relationship will be timely converted. If such modifications and conversions are not made, or are not completed in a timely manner, the Y2K issue could have an adverse impact on our operations. Our communications with these third parties have taken place over the various stages of our Y2K plan. We have assessed the readiness status of our significant vendors and borrowers and have updated these assessments on an ongoing basis. If any of these vendors or borrowers displayed a high risk of not being ready for Y2K, the relationship was severed. Underwriting standards for our significant borrowing customers have incorporated Y2K assessments since late 1997. At that time all existing significant borrowing customer relationships were evaluated and new relationships have been evaluated in the underwriting process. Y2K readiness is monitored on an ongoing basis by the individual loan officers assigned to these borrowing customers.

       While our Y2K readiness process is proceeding according to plan, as a precaution, we developed a contingency plan in the event of physical disaster including power outage and/or telecommunication system outages. We assigned responsibilities regarding final preparation to individuals within each department. In addition, we identified a centralized location to accomplish communications and data processing under various disaster conditions.

      The costs of the project, the date on which we believe the Year 2000 modifications will be completed, and the related risk exposures are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Furthermore, no assurance can be given that our contingency plans, if needed, will function as anticipated, or that our results of operations will not be adversely affected by difficulties or delays in third parties Y2K readiness efforts. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which our systems rely to modify or convert their systems to be Y2K compliant, the ability to locate and correct all relevant computer codes, and similar uncertainties.


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

      Our senior management and Board of Directors review AmeriBank's exposure to interest rate risk on a quarterly basis. We measure interest rate risk by computing estimated changes in net interest income and the net portfolio value of cash flows from assets, liabilities and off-balance sheet items within a range of assumed changes in market interest rates. If estimated changes to net portfolio value and net interest income are not within the limits established by the Board, the Board may direct management to adjust AmeriBank's asset and liability mix to bring interest rate risk within Board approved limits.

      Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates. The tables below present the change in AmeriBank's net portfolio value and net interest income at June 30, 1999 and December 31, 1998, based on internal assumptions, that would occur upon an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

 JUNE 30, 1999:         Net Portfolio Value             Net Interest Income
                      -----------------------       ------------------------
  Change in
Interest Rate           $ Amount   % Change           $ Amount    % Change
(Basis Points)           in NPV     in NPV             in NII      in NII
--------------------------------------------------------------------------------
    +300              $ 41,486       -46 %          $ 21,870         -25 %
    +200                53,690       -30              24,351         -16
    +100                65,115       -15              26,748          -8
       0                76,320       ---              29,117         ---
    -100                84,864        11              31,329           8
    -200                88,029        15              32,774          13
    -300                96,512        26              33,996          17

 DECEMBER 31, 1998:     Net Portfolio Value             Net Interest Income
                      -----------------------       ------------------------
  Change in
Interest Rate           $ Amount   % Change           $ Amount    % Change
(Basis Points)           in NPV     in NPV             in NII      in NII
--------------------------------------------------------------------------------
    +300              $ 38,798       -48 %          $ 20,275         -27 %
    +200                52,011       -30              23,040         -18
    +100                63,218       -15              25,532          -9
       0                74,187       ---              27,965         ---
    -100                84,511        14              30,309           8
    -200                89,599        21              31,886          14
    -300                99,922        35              33,440          20

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

      The tables above show that from December 31, 1998 to June 30, 1999 there has been a slight decrease in sensitivity to a rise in interest rates. At an increase in interest rates of 300 basis points, net portfolio value decreases by 46% as of June 30, 1999 compared to a 48% decrease as of December 31, 1998. Most of the decrease in sensitivity relates to the increase in our equity from December 31, 1998 to June 30, 1999. As equity increases, the percent change in net portfolio value decreases for the same dollar amount change in net portfolio value. A deposit portfolio mix change also contributed to the decrease in sensitivity. During the six months ended June 30, 1999, many of our shorter-term certificates of deposit matured and rolled over into our 30-month certificate program. The effect of this shift was to lengthen the average maturity of our certificate of deposit portfolio which decreases our sensitivity to a rise in interest rates.

      To decrease our exposure to interest rate risk, we are trying to reduce the duration and average life of our interest-earning assets. To achieve this goal, we are emphasizing adjustable-rate mortgage loans and growing our consumer and commercial loan portfolios which are shorter-term in nature than the mortgage loan portfolio. In addition, we are underwriting all long-term, fixed rate residential mortgages in accordance with Freddie Mac guidelines which allows us the flexibility of selling these assets into the secondary market. We are currently selling 30- and 15-year fixed-rate residential mortgage loans as they are originated. With our funding sources, we are attempting to reduce the impact of interest rate changes by emphasizing non-interest bearing products and using longer-term fixed-rate advances from the Federal Home Loan Bank.

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

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings:
            There are no matters required to be reported under this item, but see Note 2 of the Notes to Consolidated Financial Statements.

Item 2   Changes in Securities:
            There are no matters required to be reported under this item.

Item 3   Defaults Upon Senior Securities:
            There are no matters required to be reported under this item.

Item 4   Submission of Matters to a Vote of Security Holders:
            On April 27, 1999, Ottawa Financial Corporation held its Annual Meeting of Shareholders ("Meeting").

            Shareholders of the Corporation voted on the following matters at the Meeting:

Election of Directors                        Votes For  Votes Withheld
---------------------                        ---------  --------------
Ronald J. Bieke                              4,503,118      120,928
Ronald L. Haan                               4,518,498      105,548
Douglas J. Iverson                           4,506,614      117,432
Brian W. Koop                                4,520,275      103,771

Ratification of an amendment to Ottawa       Votes For   Votes Against   Abstain
Financial's 1995 Stock Option and            ---------   -------------   -------
Incentive Plan to increase the number of
shares available thereunder by 283,860       3,975,697      599,218       49,131

Ratification of an amendment to Ottawa
Financial's 1995 Stock Option and
Incentive Plan to remove Office of Thrift
Supervision restrictions on the granting
and vesting of awards under the Plan         3,983,481      527,655      112,910

Ratification of the appointment
of Crowe, Chizek and Company as
independent auditors of the Bank             4,559,849       32,001       32,196

Item 5   Other Information:
            There are no matters required to be reported under this item.

Item 6   Exhibits and Reports on Form 8-K:

            (a)    Exhibit 11 Statement - Re: Computation of per Share Earnings

            (b)    Exhibit 27 - Financial Data Schedule (electronic filing only)

            (c)    Reports on Form 8-K

                   1. The  Corporation  filed a Current Report on Form 8-K dated
                      May 26, 1999 with the SEC, containing two press releases. The first press release reported the retirement of G.W. Haworth as a Director of Ottawa Financial and its wholly-owned subsidiary, AmeriBank, effective June 1, 1999 and the appointment of Richard T. Walsh to succeed the Director position vacated by Mr. Haworth effective June 1, 1999. The second press release reported the Board of Director's declaration of a 10% stock dividend and a cash dividend of $0.11 per share payable on June 30, 1999 to shareholders of record on June 14, 1999.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OTTAWA FINANCIAL CORPORATION

Date:  August 10, 1999               /s/ Douglas J. Iverson
       ------------------            -------------------------------------------
                                     Douglas J. Iverson
                                      Vice Chairman and Chief Executive Officer
                                      (Duly Authorized Officer)

Date:  August 10, 1999               /s/ Jon W. Swets
      -------------------            -------------------------------------------
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