Form 10-Q
period 1999-09-30
OTTAWA FINANCIAL CORP
filed 1999-11-15
CIK 920604

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes     X         No

Class:
Common stock, $.01 par value        As of November 2, 1999, there were 6,145,071
                                    shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

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

      Consolidated Statements of Comprehensive Income.......................5

      Consolidated Statements of Cash Flows.................................6-7

      Notes to the Consolidated Financial Statements........................8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.........................................9-16

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK................................................................17-18

                           Part II - Other Information

OTHER INFORMATION...........................................................19

SIGNATURES..................................................................20

EXHIBIT INDEX...............................................................21

PART 1                         OTTAWA FINANCIAL CORPORATION
Item 1.               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (UNAUDITED)

                                                                           September 30, 1999  December 31, 1998
                                                                           ------------------  -----------------
                                                                                   (Dollars in Thousands)
ASSETS
Cash and due from financial institutions                                         $  15,467        $  20,437
Interest-bearing demand deposits in other financial institutions                     1,021           21,788
                                                                                 ---------        ---------
   Total cash and cash equivalents                                                  16,488           42,225
Securities available for sale                                                       88,035           71,646
Federal Home Loan Bank stock                                                        11,782           11,782
Loans held for sale                                                                  2,103            3,375
Loans receivable, net                                                              809,521          769,770
Premises and equipment, net                                                         15,715           15,200
Acquisition intangibles                                                             12,129           13,032
Other assets                                                                        12,304           11,000
                                                                                 ---------        ---------
   Total Assets                                                                  $ 968,077        $ 938,030
                                                                                 =========        =========
LIABILITIES
Deposits                                                                         $ 673,787        $ 693,632
Federal funds purchased                                                             14,000
Federal Home Loan Bank advances                                                    191,353          160,268
Accrued expenses and other liabilities                                              11,679           10,723
                                                                                 ---------        ---------
   Total Liabilities                                                               890,819          864,623
                                                                                 ---------        ---------
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
  10,000,000 shares authorized; issued
  6,439,399 shares at September 30, 1999,
  6,770,757 shares at December 31, 1998                                                 66               62
Additional Paid-in Capital                                                          77,049           73,177
Retained earnings, substantially restricted                                          8,507           15,363
Net unrealized gain or (loss) on securities available for sale, net of tax            (558)              23
Employee Stock Ownership Plan (Unallocated Shares)                                  (1,566)          (1,886)
Management Recognition and Retention Plan (Unearned Shares)                           (339)            (712)
Less Cost of Common Stock in
   Treasury - 294,328 shares at
   September 30, 1999, 777,780 shares at
   December 31, 1998                                                                (5,901)         (12,620)
                                                                                 ---------        ---------
Total Shareholders' Equity                                                          77,258           73,407
                                                                                 ---------        ---------

Total Liabilities and Shareholders' Equity                                       $ 968,077        $ 938,030
                                                                                 =========        =========

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended         Nine Months Ended
                                                    September 30              September 30
                                                1999          1998          1999        1998
                                                ----          ----          ----        ----
                                                          (Dollars in Thousands,
                                                          except per share data)
Interest Income
    Loans                                    $ 15,865      $ 15,914      $ 46,405     $ 46,922
    Investment securities and
      equity investments                        1,204           977         3,325        2,948
    Other interest and dividend income            274           397         1,094          937
                                             --------      --------      --------     --------
                                               17,343        17,288        50,824       50,807
                                             --------      --------      --------     --------
Interest Expense
    Deposits                                    6,920         7,692        21,211       22,878
    Federal Home Loan Bank advances             2,518         2,482         7,066        7,104
    Other                                          74             4            86           35
                                             --------      --------      --------     --------
                                                9,512        10,178        28,363       30,017
                                             --------      --------      --------     --------
NET INTEREST INCOME                             7,831         7,110        22,461       20,790

Provision for loan losses                         300           240           855          675
                                             --------      --------      --------     --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               7,531         6,870        21,606       20,115
                                             --------      --------      --------     --------
Noninterest income
    Service charges and other fees              1,183         1,093         3,362        3,151
    Mortgage servicing fees                        98            83           302          254
    Gain (loss) on sale of loans                   (3)          592           592        1,584
    Gain (loss) on sale of securities              (9)          (24)
    Other                                         281           227           782          576
                                             --------      --------      --------     --------
                                                1,559         1,995         5,029        5,541
                                             --------      --------      --------     --------
Noninterest expense
    Compensation and benefits                   2,742         2,953         8,510        8,709
    Occupancy                                     426           392         1,279        1,127
    Furniture, fixtures and equipment             329           335           985          920
    Advertising                                    75            75           225          225
    FDIC deposit insurance                         99           101           302          302
    State single business tax                     143           138           428          414
    Data processing                               332           230           946          699
    Professional services                          96           109           323          320
    Acquisition intangibles amortization          301           304           903          912
    Other                                         690           715         2,006        2,067
                                             --------      --------      --------     --------
                                                5,233         5,352        15,907       15,695
                                             --------      --------      --------     --------
INCOME BEFORE FEDERAL
    INCOME TAX EXPENSE                          3,857         3,513        10,728        9,961

Federal income tax expense                      1,372         1,308         3,868        3,698
                                             --------      --------      --------     --------
NET INCOME                                   $  2,485      $  2,205      $  6,860     $  6,263
                                             ========      ========      ========     ========
Earnings per common share
     Basic                                   $    .41      $    .37      $   1.15     $   1.04
                                             ========      ========      ========     ========
     Diluted                                      .39           .34          1.08          .93
                                             ========      ========      ========     ========
Dividends per common share                        .12           .09           .33          .25
                                             ========      ========      ========     ========

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                                      Nine Months Ended
                                                                        September 30
                                                                     1999          1998
                                                                     ----          ----
                                                                    (Dollars in Thousands)
Net Income                                                          $ 6,860      $ 6,263

Other comprehensive income, net of tax:

     Unrealized gains (losses) arising during the period
          on securities available for sale                             (587)         186

     Less:  reclassification adjustment for accumulated (gains)
          losses included in net income                                   6           16
                                                                    -------      -------

     Unrealized gains (losses) on securities available for sale        (581)         202
                                                                    -------      -------

Comprehensive income                                                $ 6,279      $ 6,465
                                                                    =======      =======













          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                     Nine Months Ended
                                                                        September 30
                                                                    1999           1998
                                                                    ----           ----
                                                                   (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $  6,860      $  6,263
   Adjustments to reconcile net income to net cash
      from operating activities
         Depreciation                                                 990           888
         Net amortization of security premiums and discounts          281           331
         Amortization of acquisition intangibles                      903           912
         Provision for loan losses                                    855           675
         Loss on limited partnership investments                      212           244
         ESOP expense                                                 887         1,059
         MRP expense                                                  373           405
         Origination of loans for sale                            (60,409)      (98,076)
         Proceeds from sale of loans originated for sale           61,629        96,324
         Gain on sale of loans                                       (592)       (1,584)
         Loss on sale of securities                                     9            24
   Changes in:
         Other assets                                              (1,217)         (145)
         Other liabilities                                          1,154           936
                                                                 --------      --------
            Net cash from operating activities                     11,935         8,256
                                                                 --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
        Purchases                                                 (36,993)      (33,833)
        Maturities, prepayments and calls                          18,429        27,890
        Sales                                                       1,005         3,976
   Purchases of FHLB stock                                                       (4,474)
   Purchases of loans                                              (9,910)
   Loan originations net of principal payments on loans           (30,052)      (33,287)
   Premises and equipment expenditures, net                        (1,505)       (1,370)
      Net cash from investing activities                          (59,026)      (41,098)
                                                                 --------      --------

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    CONTINUED

                                                           Nine Months Ended
                                                              September 30
                                                          1999           1998
                                                          ----           ----
                                                         (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase(decrease) in deposits                   (19,845)        22,369
   Net increase in Federal funds purchased               14,000            000
   Proceeds from FHLB advances                           62,000        154,625
   Repayment of FHLB advances                           (30,915)      (130,315)
   Proceeds from exercise of stock options                  445            487
   Proceeds from exercise of stock warrants               1,078          1,482
       Cash paid for exchange of warrants                   (92)           000
   Cash dividends paid                                   (1,988)        (1,545)
   Purchase of treasury shares                           (3,329)       (11,541)
                                                      ---------      ---------
      Net cash from financing activities                 21,354         35,562
                                                      ---------      ---------

Net change in cash and cash equivalents                 (25,737)         2,720
                                                      ---------      ---------
Cash and cash equivalents at beginning of year           42,225         32,524
                                                      ---------      ---------

Cash and cash equivalents at end of year              $  16,488      $  35,244
                                                      =========      =========

Supplemental disclosures of cash flow information
   Cash paid during the year for
      Interest                                        $  28,710      $  29,809
      Income taxes                                        3,700          3,160





          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        QUARTER ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements include the accounts of Ottawa Financial Corporation ("Corporation") and its wholly owned subsidiary, AmeriBank ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 1999, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Ottawa Financial Corporation for the year ended December 31, 1998.

      The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

      Amounts reported as basic earnings per common share reflect the earnings available to common shareholders for the period divided by the weighted average number of common shares outstanding during the period. Common shares outstanding includes issued shares less shares held in the treasury and unallocated shares held by the employee stock ownership plan. Diluted earnings per common share include the shares that would be outstanding assuming exercise of dilutive stock options and warrants. All share and per share information has been retroactively adjusted to reflect the 10% stock dividend paid on June 30, 1999.

NOTE 2 - PENDING LITIGATION

      A lawsuit against AmeriBank was filed in December 1998 alleging that we engaged in the unauthorized practice of law due to charging a fee for preparing loan documents. The complaint sought class action certification, restitution of all fees paid for the last six years, interest, attorney fees and other costs. The class action certification was obtained in March 1999. We filed a motion for summary disposition based upon our belief that the complaint was wholly without merit. In July 1999, the court granted our motion and the case was dismissed. After the case was dismissed, the plaintiff amended the complaint and alleged we violated certain banking regulations. In September 1999, the case was again dismissed from the state court system. After the case was dismissed for a second time, the attorney for the plaintiff filed a similar case on behalf of a new plaintiff in the federal court system, with a focus on the allegation that we violated certain banking regulations. In October 1999 we filed a motion for summary disposition within the federal courts. We again believe, after consultation with legal counsel, that these allegations are wholly without merit and intend to vigorously defend against this lawsuit.

Item 2
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

      The following discussion compares the financial condition of Ottawa Financial Corporation and its wholly owned subsidiary, AmeriBank, at September 30, 1999 to December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999, compared to the same periods in 1998. This discussion should be read with the interim consolidated condensed financial statements and footnotes attached.

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

      Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond our control, and other factors discussed in this Form 10-Q, as well as other factors identified in our filings with the Securities and Exchange Commission and those presented elsewhere by management from time to time, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

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

FINANCIAL CONDITION

      Total assets increased to $968.08 million at September 30, 1999 from $938.03 million at December 31, 1998. Most of this growth was in the loan portfolio and, to a lesser extent, in securities available for sale. This growth was funded from the proceeds received from FHLB advances and federal funds purchased.

      Net loans receivable increased to $809.52 million at September 30, 1999 from $769.77 million at December 31, 1998. Through our focus on the development of our commercial and business banking services and our consumer lending products, as well as healthy loan demand in our market area, we were able to grow our commercial business and commercial real estate loan portfolios by $39.58 million and our consumer loan portfolio by $14.90 million during the first nine months of 1999. This growth, however, was partially offset by the decrease in the residential mortgage portfolio of $15.31 million during the same period. While the residential mortgage portfolio declined during the year, the third quarter of 1999 experienced a small amount of growth in the adjustable rate mortgage loan portfolio. The combination of rising interest rates and loan demand in our market area caused a slight shift in mix from fixed rate loans to adjustable rate loans. Since we retain for our portfolio adjustable rate mortgage loan production, the growth in this product offset some of the overall reduction experienced in the mortgage loan portfolio during the first six months of 1999.

      Securities available for sale increased to $88.04 million at September 30, 1999 from $71.65 million at December 31, 1998. The growth in securities of $16.39 million was primarily in agency bonds and agency mortgage-backed securities with the purpose of investing our excess interest-bearing demand deposits in other financial institutions existing at December 31, 1998.

      Deposits decreased to $673.79 million at September 30, 1999 from $693.63 million at December 31, 1998. This decrease in deposits was a result of a reduction in our certificates of deposit portfolio. Due to excess liquidity as evidenced by the high balance of cash and cash equivalents at December 31, 1998, we priced our certificates of deposit either at or below the market in certain maturity categories to provide for some reduction in the certificates of deposit portfolio. Certificates of deposit and savings accounts decreased by $24.79 million and $3.94 million, respectively, in the first nine months of 1999, while our transaction accounts increased by $8.89 million in the same period. Approximately 49% of the commercial business and commercial real estate loan growth discussed above occurred in the third quarter of 1999. This quick growth, accompanied with the decline in our deposits, necessitated the use of wholesale funding sources. Federal funds purchased and FHLB advances increased by $14.00 million and $31.09 million during the year but primarily in the third quarter to fund this loan growth.

      The primary components of growth in shareholder's equity for the nine months ended September 30, 1999 related to net income, as well as proceeds received from the exercise of stock options and warrants. The increases were offset by cash dividends declared and additional repurchases of outstanding shares of common stock. In connection with our warrant exchange offer that expired on January 26, 1999, we issued 180,599 shares of Ottawa Financial Corporation common stock and paid $90,130 in cash. The remaining warrants were exercised by the date of the warrant plan expiration, resulting in additional capital of $900,000.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

      This table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing liabilities and the rates paid on those liabilities. Loans receivable are calculated net of deferred loan fees, loan discounts, loans in process, and loan reserves. Tax exempt interest on loans and securities has been converted to a fully taxable equivalent basis. All average balances are daily average balances.

                                             Nine Months Ended                  Nine Months Ended
                                            September 30, 1999                 September 30, 1998
                                       ------------------------------     ------------------------------
                                       Average    Interest                 Average
                                       Outstanding Earned/   Yield/       Outstanding Interest  Yield/
                                        Balance     Paid      Rate         Balance   Earned/Paid Rate
                                       ------------------------------     ------------------------------
                                                            (Dollars in Thousands)
Interest-Earning Assets:
  Loans receivable                       $782,177   $46,432   7.92%         $775,255    $46,953  8.08%
  Securities                               76,531     3,332   5.81            61,104      2,970  6.48
  Other interest-earning                   21,121     1,094   6.93            16,588        937  7.55
                                           ------     -----   ----            ------        ---  ----
assets
    Total interest-earning assets        $879,829   $50,858   7.71%         $852,947    $50,860  7.96%
                                          -------    ------    ----          -------     ------  ----
Interest-Bearing Liabilities:
  Demand and NOW deposits                $204,980    $5,226   3.41%         $168,364     $4,792   3.81%
  Savings deposits                         53,731       692   1.72            61,053        882  1.93
  Certificate accounts                    380,450    15,293   5.37           402,007     17,204  5.72
  FHLB advances                           161,810     7,066   5.84           158,562      7,104  5.99
  Other interest-bearing                    2,197        86   5.22               844         35  5.70
                                            -----        --   ----               ---         --  ----
    Total interest-bearing liabilities   $803,168   $28,363   4.72%         $790,830    $30,017  5.07%
                                          -------    ------   ----           -------     ------   ----
  Net interest income                               $22,495                             $20,843
                                                     ======                              ======
  Net interest rate spread                                    2.99%                              2.89%
                                                              ====                               ====
  Net earning assets                      $74,398                            $62,117
                                           ======                             ======
  Net yield on average
    interest-earning assets                                   3.41%                              3.26%
                                                              ====                               ====
  Average interest-earning assets
    to average intereset-bearing
    liabilities                                       1.10x                               1.08x


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

                                                       Nine Months Ended
                                                         September 30
                                                        1999 vs. 1998
                                             -----------------------------------
                                                    Increase
                                                   (Decrease)
                                                     Due to
                                             ---------------------
                                                                         Total
                                              Volume        Rate       Increase
                                                                      (Decrease)
                                             ----------------------------------
                                                   (Dollars in Thousands)
Interest-earning assets:
   Loans receivable                          $   426      $  (947)     $  (521)
   Securities - Taxable                          617         (255)         362
   Other interest-earning assets                 226          (69)         157
                                             -------      -------      -------
      Total interest-earning assets          $ 1,269      $(1,271)     $    (2)
                                             =======      =======      =======
Interest-bearing liabilities:
   Demand and NOW deposits                       834         (400)         434
   Savings deposits                             (100)         (90)        (190)
   Certificate accounts                         (896)      (1,015)      (1,911)
   Borrowings                                    161         (199)         (38)
   Other interest-bearing liabilities             53           (2)          51
                                             -------      -------      -------
      Total interest-bearing liabilities     $    52      $(1,706)     $(1,654)
                                             =======      =======      =======
Net interest income                          $ 1,217      $   435      $ 1,652
                                             =======      =======      =======


RESULTS OF OPERATIONS

      Net income for the quarter ended Septemnber 30, 1999 was $2.49 million or $.39 per diluted common share compared to net income of $2.21 million or $.34 per diluted common share for the same period in 1998. Net income for the nine months ended September 30, 1999 was $6.86 million or $1.08 per diluted common share compared to net income of $6.26 million or $.93 per diluted common share for the same period in 1998. The improvement in earnings over the same periods in the prior year was due primarily to the growth in net interest income. This improvement was partially offset by a decrease in gains on sales of loans. All per share information has been retroactively adjusted to reflect the 10% stock dividend paid on June 30, 1999.

       To supplement the earnings per share information typically disclosed, we are providing "cash" or "tangible" earnings per share as an alternative measure for evaluating the Corporation's ability to grow tangible capital. The calculations of cash earnings per share were specifically formulated by us and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The "cash" or "tangible" earnings per share for the third quarter of 1999 was $.48, which was

$.09 per share higher than the diluted earnings per share, compared to a cash earnings per share of $.43 for the third quarter of 1998. The cash or tangible earnings per share for the nine months ended September 30, 1999 was $1.35, which was $.27 per share higher than the diluted earnings per share, compared to a cash earnings per share of $1.20 for the same period in 1998. This measure and the factors influencing its calculation are described more fully in the 1998 Annual Report to Shareholders.

      Net interest income increased $1.65 million and $721,000 on a tax equivalent basis for the nine and three months ended September 30, 1999 compared to the same periods in 1998. The increase in net interest income was attributable to the positive impact of interest-earning asset volume increases caused by internal growth experienced during the latter half of 1998 and first nine months of 1999, as well as the positive impact of decreases in the cost of interest-bearing liabilities. The improvement in interest income resulting from the increase in the volume of interest-earning assets was offset by a decrease in the yield on interest-earning assets caused by the decline in general market interest rates. There was an even larger decrease in the cost of interest-bearing liabilities, resulting in an improvement in net interest spread. While there was an overall increase in the volume of interest-bearing liabilities, the shift in the mix from higher costing certificates of deposit to lower costing demand deposits for the first nine months of 1999 compared to the same period of the prior year contributed to the lower interest expense. Net interest margin increased to 3.41% from 3.26% for the nine months ended September 30, 1999 compared to the same period in the prior year. A similar increase in net interest margin occurred for the three months ended September 30, 1999. These improvements in net interest margin were due to the spread improvement discussed above and the growth in noninterest-bearing deposits during the past year.

      The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. Although actual losses on loans have not increased for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year, the increase in provisions were in response to the growth achieved in the consumer and commercial loan portfolios, which generally involve a greater degree of credit risk than one-to-four family mortgage lending.

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

      Noninterest income decreased for both the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The decrease related primarily to lower gains on sales of mortgage loans. The rising interest rate environment in 1999 not only caused a reduction in the volume of loans originated for sale but also caused a tightening of the profit margins experienced on the sale of those loans. Noninterest income in most other areas including loan servicing fees, deposit account service charges and fees from the sale of mutual funds and annuities improved in 1999.

       Noninterest expense was relatively stable for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. Slight increases in salaries expense were more than offset by the improvements in ESOP expense and pension income resulting in overall decreases in compensation and benefits expense for the three and nine months ended September 30, 1999 compared to the same periods of the prior year. Due to favorable market conditions, the performance of the pension assets was strong and exceeded the expenses associated with the plan thereby resulting in net pension income. While noninterest expense showed an increase, our efficiency ratio, defined as noninterest expense divided by the sum of net interest income and noninterest income, decreased from 60.75% for the nine months ended September 30, 1998 to 57.75% for the same period in 1999. This ratio demonstrates that while the absolute dollars of noninterest expense increased for the period presented, our ability to generate revenues on those dollars improved.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      Non-performing assets decreased to $2.19 million at September 30, 1999 from $4.03 million at December 31, 1998 primarily due to decreases in non-accruing loans. The percentage of non-performing assets to total assets was
 .23% at September 30, 1999 compared to .43% at December 31, 1998. Our allowance for loan losses as a percentage of non-performing loans at September 30, 1999 was 270.77% compared to 129.37% at December 31, 1998.

      The table below sets forth the amounts and categories of non-performing assets at September 30, 1999 and December 31, 1998.

                                                   September 30    December 31
                                                       1999           1998
                                                       ----           ----
                                                     (Dollars in Thousands)

      Non-accruing loans
         One to four family                             $247           $696
         Multi-family and commercial real estate                        879
         Construction or development                                    609
         Commercial business                             488            504
         Consumer                                        251            446
                                                         ---            ---
           Total                                         986          3,134
      Accruing loans delinquent more than 90 days:
         One- to four-family                             349             32
         Construction or development                                     21
         Commercial business                             332
         Consumer                                         __             11
                                                                         --
           Total                                         681             64
      Foreclosed assets:
         One- to four-family                             295            656
         Consumer                                        232            174
                                                         ---            ---
           Total                                         527            830
                                                         ---            ---
      Total non-performing assets                     $2,194         $4,028
                                                       =====          =====
      Total as a percentage of total assets              .23%           .43%
                                                         ===            ===



LIQUIDITY

      We anticipate we will have sufficient funds available to meet current loan commitments through sales, calls and maturities of securities, loan payments and payoffs, and the growth of deposits. If necessary, significant sources of liquidity are available from Federal Home Loan Bank advances and unused lines of credit with correspondent banks. At September 30, 1999, we had commitments to make loans of $23.13 million, unused lines of credit of $91.42 million, and construction loans in process of $55.12 million.

CAPITAL RESOURCES

      AmeriBank is subject to capital requirements in accordance with state banking regulations. There has been no significant change in the level of AmeriBank's regulatory capital relative to the requirements since December 31, 1998. AmeriBank remains "well capitalized" under the prompt corrective action regulations.

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

       We are expensing all costs associated with required system changes as they occur. These costs are being funded through operating cash flows. The total cost of our Y2K conversion project has been approximately $200,000, net of income taxes through September 30,1999. We do not expect any significant additional Y2K cost.

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

      Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates. The tables below present the change in AmeriBank's net portfolio value and net interest income at September 30, 1999 and December 31, 1998, based on internal assumptions, that would occur upon an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

 SEPTEMBER 30, 1999:    Net Portfolio Value            Net Interest Income
                        -------------------          -----------------------
  Change in
Interest Rate           $ Amount   % Change           $ Amount    % Change
(Basis Points)           in NPV     in NPV             in NII      in NII
--------------------------------------------------------------------------------
    +300              $ 44,921       -44 %          $ 20,249         -30 %
    +200                56,812       -29             23,340          -20
    +100                70,976       -11              26,264          -9
       0                80,078       ---              29,005         ---
    -100                85,132         6              31,496           9
    -200                86,682         8              33,293          15
    -300                92,545        16              34,987          21

 DECEMBER 31, 1998:     Net Portfolio Value             Net Interest Income
                        -------------------          -----------------------
  Change in
Interest Rate           $ Amount   % Change           $ Amount    % Change
(Basis Points)           in NPV     in NPV             in NII      in NII
--------------------------------------------------------------------------------
    +300              $ 45,280       -39 %          $ 20,275         -27 %
    +200                56,873       -23              23,040         -18
    +100                64,838       -13              25,532          -9
       0                74,187       ---              27,965         ---
    -100                79,649         7              30,309           8
    -200                83,117        12              31,886          14
    -300                91,819        24              33,440          20

      As illustrated in the table, net portfolio value is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, we do not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. The value of our deposits changes in approximately the same proportion in rising or falling rate scenarios.

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

      The tables above show that from December 31, 1998 to September 30, 1999 there has been a slight increase in sensitivity to a rise in interest rates. At an increase in interest rates of 300 basis points, net portfolio value decreases by 44% as of September 30, 1999 compared to a 39% decrease as of December 31, 1998. Most of the increase in sensitivity relates to the increase in our Federal Home Loan Bank advances portfolio from December 31, 1998 to September 30, 1999. The increase in this borrowing portfolio has been primarily in adjustable rate instruments as well as instruments with which the Federal Home Loan Bank has the option to convert the advance from a fixed rate to an adjustable rate if market interest rates rise. These convertible options are referred to as putable advances. Although putable advances provide a low cost source of funds compared to other kinds of advances, the Federal Home Loan Bank's option to convert has an unfavorable impact on our interest rate risk both in a rising and falling interest rate environment. Growth in the putable and adjustable rate advances has caused a reduction in the advances portfolio's average number of months to reprice from 34 months as of December 31, 1998 to 23 months as of September 30, 1999 thereby having an unfavorable impact on our sensitivity to a rise in interest rates. Deposit portfolio mix changes have offset some of the unfavorable impact of the advances portfolio changes. During the nine months ended September 30, 1999, many of our shorter-term certificates of deposit matured and rolled over into our 30-month certificate program. The effect of this shift was to lengthen the average maturity of our certificate of deposit portfolio which decreases our sensitivity to a rise in interest rates.

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

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

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

            (c)    Exhibit 99 - Press Release dated September 29, 1999

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OTTAWA FINANCIAL CORPORATION

Date:  November 9, 1999              /s/ Douglas J. Iverson
                                     -------------------------------------------
                                     Douglas J. Iverson
                                     Vice Chairman and Chief Executive Officer
                                     (Duly Authorized Officer)

Date:  November 9, 1999              /s/ Jon W. Swets
                                     -------------------------------------------
                                     Jon W. Swets
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit
Number                               Description
------                               -----------


 11                Statement - Re:  Computation of per share earnings.

 27                Financial Data Schedule (electronic filing only)

 99                Press Release dated September 29, 1999