Form 10-K
period 1999-12-31
OTTAWA FINANCIAL CORP
filed 2000-03-30
CIK 920604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________

            Commission file number 0-24118

                          OTTAWA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        38-3172166
-----------------------------------         ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

 245 Central Avenue, Holland, Michigan                   49423
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:      (616) 393-7000
                                                   -----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 14, 2000, was $86.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 14, 2000, there were issued and outstanding 6,076,389 shares of the Registrant's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the 1999 Report to Shareholders.

Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Shareholders for the year ended December 31, 1999.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This document, including information included or incorporated by reference, contains, and future filings by Ottawa Financial Corporation ("Ottawa Financial" or the "Company") on Form 10- Q and Form 8-K and future oral and written statements by Ottawa Financial and its management may contain, forward-looking statements about Ottawa Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could,"
"should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by Ottawa Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 1999 Report to Shareholders (attached to this document and Exhibit 13) and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

     The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

     o the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
     o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
     o   inflation, interest rate, market and monetary fluctuations;
     o the timely development of and acceptance of new products and services of AmeriBank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
     o the willingness of users to substitute competitors' products and services for our products and services;
     o the success of AmeriBank in gaining regulatory approval of its products and services, when required;
     o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
     o   the impact of technological changes;
     o   acquisitions;
     o   changes in consumer spending and saving habits; and
     o   our success at managing the risks involved in the foregoing.

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

     AmeriBank is the only operating subsidiary of Ottawa Financial. AmeriBank is a Michigan- chartered savings bank headquartered in Holland, Michigan. Originally organized in 1888, as Ottawa Savings Bank, FSB, which converted to a federal savings bank in 1988, we changed our name in 1996 from Ottawa Savings Bank, FSB to AmeriBank, and converted to a state-chartered savings bank in July 1997. Our deposits are insured up to the applicable limits by the FDIC, the Federal Deposit Insurance Corporation. We currently serve Allegan, Kent, Muskegon, Newaygo, Oceana and Ottawa Counties in Western Michigan through our 26 retail banking offices. At December 31, 1999, we had total assets of $1.02 billion, deposits of $712.0 million and shareholders' equity of $77.8 million.

     We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and supplement those deposits with wholesale funds, primarily advances from the Federal Home Loan Bank. We invest these retail and wholesale funds in owner-occupied, one- to four-family residential mortgage loans, nonowner-occupied one- to four-family residential, construction, commercial and multi-family real estate loans, commercial business loans, as well as a variety of consumer loans.

     Our revenues are derived principally from interest on loans and investment securities.

     We offer a variety of individual and commercial deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, interest and non-interest-bearing checking accounts, and money market and certificate accounts. We also offer debit and credit cards as well as ATM services. We solicit deposits from our market area only, and have never used brokers to obtain deposits. Our advances from the Federal Home Loan Bank also have a variety of interest rates and terms including fixed rate, daily and quarterly adjusting variable rate and putable advances.

     Our executive offices are located at 245 Central Avenue, Holland, Michigan 49423 and our telephone number at that address is (616) 393-7000.

RECENT LEGISLATION

     On November 12, 1999, the Gramm-Leach-Bliley Act, which modernizes the financial services industry by, among other things, permitting banking, insurance and securities companies to combine, was signed into law. It is unclear what impact this legislation will have on our operations, although the anticipated creation of larger and stronger financial services competitors could materially affect Ottawa Financial and AmeriBank.

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

     Much of our success as a small business and mortgage lender has been due to our market area's favorable population, housing and income demographics. While population growth has generally been static in Michigan since 1980, as its manufacturing base has declined, demographic trends in our market area reflect above-average population growth, including population growth in our market area of 13.8% since 1987. Income levels in the market area tend to approximate state and national averages. Employment in the area has grown 39.1% over the past 10 years compared to 18.0% for the State of Michigan as a whole.

LENDING ACTIVITIES

     GENERAL. We have historically originated 30 year, fixed-rate mortgage loans secured by one- to four-family residences. Since 1978, however, we have emphasized the origination of adjustable-rate residential mortgage loans, call option and balloon payment loans, which has dramatically reduced our portfolio of long term fixed rate loans. Today, we continue to sell fixed rate mortgage loans with terms of 15 years or longer. These sales activities have generated income from the sale of mortgages in the secondary market and have increased income from loan servicing operations. Since the acquisition of AmeriBank Federal Savings Bank in February 1996, we have generated a larger percentage of commercial business loans, commercial real estate loans and consumer loans. We continue to emphasize commercial and multi-family real estate, and commercial business loans as well as consumer loans which have higher yields than traditional one- to four-family loans. Most of the growth in our loan portfolio since 1996 has been in commercial real estate, commercial business and consumer loans. Management's strategy has been to increase the percentage of assets in our portfolio with shorter maturities or terms to repricing, and in some cases higher yields, than traditional 30 year fixed rate residential mortgage loans.

     Our loan officers and certain executive officers have approval authority on loans depending on type and amount. Commercial and residential mortgage loans greater than $500,000 but less than $1.5 million require the approval of our Loan Committee comprised of certain loan officers and executive officers. Commercial and residential mortgage loans greater than $1.5 million must be approved by the Board of Directors. Consumer loans greater than $500,000 must be approved by the Board of Directors.

     At December 31, 1999, the maximum amount that could have been loaned to any one borrower and the borrower's related entities was approximately $17.5 million. At such date, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

     Our largest lending relationship to a single borrower or a single group of related borrowers at December 31, 1999 totaled $15.8 million consisting of a number of loans, the largest of which is a $4.9 million loan secured by an apartment building, two retail centers and a commercial light industrial building. At December 31, 1999, the loans were current and performing in accordance with their terms.

     The next largest relationship to a single borrower or a single group of related borrowers was a $14.0 million line of credit with an outstanding balance as of December 31, 1999 of $3.8 million. The line of credit is secured by publicly traded marketable securities. At December 31, 1999 the line of credit was performing in accordance with its repayment terms.

     At December 31, 1999, we had 23 other loans or lending relationships to a single borrower or group of related borrowers with a balance in excess of $2.5 million, all of which were performing in accordance with their repayment terms at such date.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. The dollar amounts and percentages were calculated before deductions for loans in process, deferred fees and discounts and allowance for losses.

                                                                                  December 31,
                                       ---------------------------------------------------------------------------------------------
                                              1999               1998               1997               1996               1995
                                       ---------------------------------------------------------------------------------------------
                                        Amount  Percent    Amount  Percent    Amount  Percent    Amount    Percent   Amount  Percent
                                       -------- -------   -------- -------   -------- --------  --------  --------  -------- -------
                                                                             (Dollars in Thousands)
RESIDENTIAL MORTGAGE LOANS:
  Secured by one- to four-family ...   $432,145  47.99%   $425,974  52.01%   $483,502   62.20%  $516,935   69.59%  $209,159   71.24%
  Construction or development ......     50,814   5.64      30,673   3.74      33,232    4.27     15,219    2.04     42,659   14.53
                                       -------- ------    -------- ------    --------  ------   --------  ------   --------  ------
      Total Residential Loans ......    482,959  53.64     456,647  55.75     516,734   66.47    532,154   71.63    251,818   85.77
                                       -------- ------    -------- ------    --------  ------   --------  ------   --------  ------

COMMERCIAL LOANS
  Secured by multi-family properties     55,692   6.18      49,402   6.03      38,663    4.97     34,262    4.61     13,221    4.50
  Secured by commercial properties .     67,192   7.46      51,637   6.30      35,147    4.52     42,745    5.75      4,106    1.40
  Construction or development ......     74,897   8.32      87,119  10.64      37,913    4.88     18,604    2.50         --      --
  Business .........................     78,318   8.70      53,935   6.59      37,322    4.80     14,996    2.02         --      --
                                       -------- ------    -------- ------    --------  ------   --------  ------   --------  ------
      Total Commercial Loans .......    276,099  30.66     242,093  29.56     149,045   19.17    110,607   14.89     17,327    5.90
                                       -------- ------    -------- ------    --------  ------   --------  ------   --------  ------

CONSUMER LOANS
  Automobile .......................     77,577   8.62      62,146   7.59      49,264    6.34     46,247    6.23      9,530    3.25
  Home equity lines of credit ......     32,742   3.64      30,178   3.68      32,379    4.17     29,170    3.93     12,039    4.10
  Home equity installment ..........     20,755   2.31      19,469   2.38      23,581    3.03     20,262    2.73        373    0.12
  Other ............................     10,276   1.14       8,497   1.04       6,354    0.82      4,433    0.60      2,516    0.86
                                       -------- ------    -------- ------    --------  ------   --------  ------   --------  ------
      Total Consumer Loans .........    141,350  15.70     120,290  14.69     111,578   14.35    100,112   13.48     24,458    8.33
                                       -------- ------    -------- ------    --------  ------   --------  ------   --------  ------
       Total Loans .................    900,408 100.00%    819,030 100.00%    777,357  100.00%   742,873  100.00%   293,603  100.00%
                                                ======             ======              ======             ======             ======

LESS:
 Undisbursed portion of
    construction loans..............     38,482             44,797             25,787             22,956             14,861
 Deferred fees and discounts........        453                640                854              1,237              1,034
 Allowance for losses...............      4,714              3,823              3,293              3,129              1,251
                                       --------           --------           --------           --------           --------
       Total Loans Receivable, Net..   $856,759           $769,770           $747,423           $715,551           $276,457
                                       ========           ========           ========           ========           ========

     The following table shows the composition of our loan portfolio by fixed and adjustable rates at the dates indicated. Call option loans are presented as fixed rate loans.

                                                                                  December 31,
                                       ---------------------------------------------------------------------------------------------
                                              1999               1998               1997               1996               1995
                                       ---------------------------------------------------------------------------------------------
                                        Amount  Percent    Amount  Percent    Amount  Percent    Amount    Percent   Amount  Percent
                                       -------- -------   -------- -------   -------- --------  --------  --------  -------- -------
                                                                            (Dollars in Thousands)
FIXED-RATE LOANS:
  RESIDENTIAL MORTGAGE LOANS:
    Secured by one- to four-family ... $140,283   15.58%  $156,383   19.09%  $113,954   14.66%  $108,747   14.64%  $ 95,141   32.40%
    Construction or development ......    1,791    0.20     23,974    2.93     27,681    3.56      5,650    0.76      9,442    3.22
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
        Total Residential Loans ......  142,074   15.78    180,357   22.02    141,635   18.22    114,397   15.40    104,583   35.62
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

  COMMERCIAL LOANS:
    Secured by multi-family properties   48,390    5.37     40,003    4.88     27,187    3.50     15,937    2.15      3,163    1.08
    Secured by commercial properties .   59,946    6.66     47,792    5.84     25,558    3.29     27,108    3.65      1,347    0.46
    Construction or development ......   35,694    3.96     68,214    8.33     31,619    4.07      6,902    0.93         --      --
    Business .........................   61,971    6.88     38,097    4.65     14,004    1.80      6,007    0.81         --      --
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
        Total Commercial Loans .......  206,001   22.88    194,106   23.70     98,368   12.65     55,954    7.53      4,510    1.54
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

  CONSUMER LOANS:
    Total Consumer Loans .............  114,741   12.74     90,112   11.00     79,199   10.19     65,241    8.78     12,294    4.19
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
        TOTAL FIXED-RATE LOANS .......  462,816   51.40    464,575   56.72    319,202   41.06    235,592   31.71    121,387   41.34
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

ADJUSTABLE-RATE LOANS:
  RESIDENTIAL MORTGAGE LOANS
    Secured by one- to four-family ...  291,862   32.41    269,591   32.92    369,548   47.54    408,188   54.95    114,018   38.83
    Construction or development ......   49,023    5.44      6,699    0.82      5,551    0.71      9,569    1.29     33,217   11.31
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
        Total Residential Loans ......  340,885   37.86    276,290   33.73    375,099   48.25    417,757   56.24    147,235   50.15
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

  COMMERCIAL LOANS:
    Secured by multi-family properties    7,302    0.81      9,399    1.15     11,476    1.48     18,325    2.47     10,058    3.43
    Secured by commercial properties .    7,246    0.80      3,845    0.47      9,589    1.23     15,637    2.10      2,759    0.94
    Construction or development ......   39,203    4.35     18,905    2.31      6,294    0.81     11,702    1.58         --      --
    Business .........................   16,347    1.82     15,838    1.93     23,318    3.00      8,989    1.21         --      --
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
        Total Commercial Loans .......   70,098    7.79     47,987    5.86     50,677    6.52     54,653    7.36     12,817    4.37
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

CONSUMER LOANS
  Total Consumer Loans ...............   26,609    2.96     30,178    3.68     32,379    4.17     34,871    4.69     12,164    4.14
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     TOTAL ADJUSTABLE-RATE LOANS .....  437,592   48.60    354,455   43.28    458,155   58.94    507,281   68.29    172,216   58.66
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
         TOTAL LOANS .................  900,408  100.00%   819,030  100.00%   777,357  100.00%   742,873  100.00%   293,603  100.00%
                                                 ======             ======             ======             ======             ======

LESS:
 Undisbursed portion of
     construction loans...............   38,482             44,797             25,787             22,956             14,861
 Deferred fees and discounts..........      453                640                854              1,237              1,034
 Allowance for losses.................    4,714              3,823              3,293              3,129              1,251
                                       --------           --------           --------           --------           --------
        Total loans receivable, net... $856,759           $769,770           $747,423           $715,551           $276,457
                                       ========           ========           ========           ========           ========

     The following table illustrates the interest rate sensitivity of our loan portfolio at December 31, 1999. Loans that have adjustable or renegotiable interest rates and call option loans are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments, enforcement of due-on-sale, call option clauses or the effect of the amortization of deferred loan fees.

                                                   Multi-family and  Construction
                                 Residential Real  Commercial Real       and          Commercial
                                     Estate             Estate        Development      Business          Consumer         Total
                                 ----------------  ---------------- --------------  ---------------  ---------------  --------------
                                        Weighted          Weighted        Weighted         Weighted         Weighted        Weighted
                                        Average           Average         Average          Average          Average         Average
                                 Amount  Rate      Amount   Rate    Amount  Rate     Amount  Rate     Amount  Rate    Amount   Rate
                                 ------  ----      ------   ----    ------  ----     ------  ----     ------  ----    ------   ----
                                                                      (Dollars in Thousands)
Due During
Periods Ending
December 31,
------------------------------

2000(1) ......................  $ 15,904  7.32%  $ 39,192  8.30%  $ 41,751  8.27%  $ 30,762  8.25%  $ 40,153  8.93%  $167,762  8.34%
2001 - 2004 ..................    63,776  7.31     66,740  8.08     32,508  7.77     42,541  8.04     88,267  9.03    293,832  8.16
2005 and following ...........   352,465  7.30     16,952  7.89     51,452  7.09      5,015  7.71     12,930  8.98    438,814  7.35
                                                                                   --------  ----   --------  ----   --------  ----
     Totals ..................  $432,145  7.30%  $122,884  8.13%  $125,711  7.66%  $ 78,318  8.10%  $141,350  9.00%  $900,408  7.80%
                                ========         ========         ========         ========         ========         ========

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after December 31, 2000 which have fixed or predetermined interest rates is $376.6 million while the total amount of loans due after such date which have floating or adjustable interest rates is $356.0 million.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

     During 1998 and 1999, we focused our residential lending program on the origination of loans secured by mortgages on owner-occupied, one- to four-family residences. We also originated loans secured by nonowner-occupied, one- to four-family residences. Residential mortgage loan originations derive from a number of sources, including advertising, direct solicitation, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at most of AmeriBank's offices.

     We emphasize the origination of a variety of residential loans, including conventional 15 and 30 year fixed-rate loans and adjustable-rate mortgage loans. The substantial majority of these loans were secured by properties in our market area. We continue to purchase loans secured by residential properties in southwest and southeast Michigan and central Texas. Most of these loans are purchased from a mortgage banking firm which has established a long term relationship with us. The historical loan losses incurred from these purchased loans have been negligible. During 1998 and 1999 we purchased$112,000 and $20.9 million, respectively. We supplemented our internal growth with increased loan purchases in 1999 in order to continue leveraging our capital to desired levels.

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

     We also offer fixed-rate mortgage loans to owner occupants with maturities up to 30 years, which conform to secondary market standards. Interest rates charged on these fixed-rate loans are priced on a daily basis according to market conditions. These loans generally do not include prepayment penalties. We currently sell in the secondary market, long-term, conforming fixed-rate loans with terms of 15 years or greater which we originated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management; Market Risk Analysis" in the 1999 Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

     Permanent multi-family and commercial real estate loans have a maximum maturity of 10 years with an amortization period of up to 25 years. Most of these loans, however, have maturities of 5 years or less with amortization periods of 20 years. Multi-family loans and commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

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

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. For example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations, cash flow from the project will be reduced. At December 31, 1999, no portion of the multi-family and commercial real estate loan portfolio was non-performing. See "-- Asset Quality." There can be no assurance that delinquencies will not increase in the future.

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

     Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and walk-in customers. As part of the application process, the applicant must submit accurate plans, specifications and costs of the project to be constructed or developed to us. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). At December 31, 1999, we had 28 construction and development loans in excess of $500,000, all but one of the loans were current at such date. Our largest construction and development loan at December 31, 1999, was an $11.5 million line of credit for the construction of a medical office facility, of which $7.5 million was outstanding as of such date.

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

COMMERCIAL BUSINESS LENDING

     Our commercial business lending portfolio contains loans with a variety of purposes and security, including loans to finance operations and equipment. Generally, our commercial business lending has been limited to borrowers headquartered, or doing business, in our primary market area. Over the last several years, management has focused on increasing our portfolio of commercial business loans. These loans typically carry higher yields and shorter terms to maturity than mortgage loans. Management intends to continue to increase the size of our commercial business portfolio during 2000. At December 31, 1999, the average outstanding loan balance in our commercial business loan portfolio was $150,000, with the largest commercial business loan being a $6.0 million term loan secured by owner occupied real estate.

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

     We primarily originate automobile loans, our largest segment of consumer loans, on an indirect basis and originate direct automobile loans on a more limited basis. Indirect loans are loans made when the Company purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers, as opposed to direct loans, which are loans made when the Company extends credit directly to the borrower. We began our indirect lending program in 1995 with selected automobile dealers located in our lending area. Moreover, we acquired a $25.0 million portfolio of mature, indirect automobile loans upon our acquisition of AmeriBank Federal Savings Bank. Our automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles. Loans secured by automobiles are generally originated for up to 80% of the National Automobile Dealers Association book value of the automobile securing the loan. At December 31, 1999, our automobile loan portfolio totaled $77.6 million, of which $62.2 million were originated on an indirect basis.

     Our home equity installment loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, generally will not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are written with fixed terms of up to 15 years, or up to ten years with a call option after five years, and carry fixed rates of interest. We also originate home equity lines of credit utilizing the same underwriting standards as for home equity installment loans. Home equity lines of credit are revolving line of credit loans. The majority of our existing home equity line of credit portfolio has an original 10 year term; however, we currently offer these loans with adjustable rates, interest only payments and a term of five years. At December 31, 1999, we had $20.8 million of home equity installment loans and $32.7 million of home equity lines of credit outstanding, representing 2.3% and 3.6%, respectively, of our gross loan portfolio. At that date, we had $41.7 million of unused credit available under our home equity line of credit program.

     The underwriting standards that we employ for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1999, $421,000 or 0.30% of our consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

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

            When loans are sold, we typically retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these functions. The servicing fee is recognized as income over the life of the loan. We serviced for others mortgage loans that we originated and sold amounting to $261.0 million at December 31, 1999.

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

     The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated. Fixed-rate and call option loans that we modify are not reflected as new loan originations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" in the 1999 Report to Shareholders.

ORIGINATIONS BY TYPE                                Year Ended December 31,
                                                --------------------------------
                                                   1999        1998      1997
                                                ---------   ---------  ---------
                                                         (In Thousands)
ADJUSTABLE-RATE LOANS:
  Residential Mortgage Loans:
    Secured by one- to four-family ...........  $  59,376   $  36,790  $  57,043
    Construction or development ..............     47,593      10,567         --

  Commercial Loans:
    Secured by multi-family properties .......      7,727         685      1,710
    Secured by commercial properties .........      8,971         371         --
    Construction or development ..............     29,153      20,849      4,507
    Commercial business ......................     14,423      31,172     19,422

  Consumer and Other Loans ...................     12,001      27,944     12,000
                                                ---------   ---------  ---------
         Total Adjustable-Rate Loans .........    179,244     128,378     94,682
                                                ---------   ---------  ---------

FIXED-RATE LOANS:
  Residential Mortgage Loans:
    Secured by one- to four-family ...........     55,568     172,737     58,086
    Construction or development ..............      6,490      38,037     18,656

  Commercial Loans:
    Secured by multi-family properties .......      1,272      15,386      7,251
    Secured by commercial properties .........     11,140      19,396      5,836
    Construction or development ..............      2,194      38,855     13,221
    Commercial business ......................     26,583      21,168      8,798

  Consumer and Other Loans ...................     70,731      61,126     38,775
                                                ---------   ---------  ---------
         Total Fixed-Rate Loans ..............    173,978     366,705    150,623
                                                ---------   ---------  ---------

         Total Loans Originated ..............    353,222     495,083    245,305

PURCHASED LOANS:
  Secured by one- to four-family .............     20,942         112      6,039
                                                ---------   ---------  ---------

      Total Loans Originated and Purchased ...    374,164     495,195    251,344
                                                ---------   ---------  ---------

LOANS SOLD:
  Secured by one- to four-family .............     65,986     148,280     43,161

LOAN REPAYMENTS:
  Principal repayments .......................    213,796     344,526    179,735
                                                ---------   ---------  ---------

      Total Loans Sold and Repaid ............    279,782     492,806    222,896
                                                ---------   ---------  ---------
  Increase (Decrease) in Other Items, Net ....     (6,502)     19,958      5,379
                                                ---------   ---------  ---------
         Net Increase ........................  $  87,880   $  22,347  $  33,827
                                                =========   =========  =========

     Due to the historically low interest rate environment during 1998, we experienced a shift in customer demand from adjustable rate to fixed rate products. Increasing interest rates the latter part of 1999 caused a shift in consumer demand back to adjustable rate products. Consistent with our asset/liability management policy, we sold a substantial portion of our fixed rate products in the secondary market. In addition, consistent with our strategic plan of achieving a more balanced loan portfolio between residential mortgage, and consumer and commercial lending, we focused our loan origination efforts towards originating consumer and commercial loans.

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

     DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                         Loans Delinquent For:
                                       --------------------------------------------------------        Total Delinquent
                                               30-89 Days                 90 Days and Over                   Loans
                                       ---------------------------   --------------------------   ---------------------------
                                                          Percent                      Percent                       Percent
                                                          of Loan                      of Loan                       of Loan
                                       Number    Amount   Category   Number    Amount  Category   Number    Amount   Category
                                       ------    ------   --------   ------    ------  --------   ------    ------   --------
                                                                           (Dollars in Thousands)
  One- to four-family residential.....    70     $2,998     0.69%       6       $180    0.04%       76      $3,178      0.73%
  Multi-family and commercial
    real estate.......................     1        316     0.57       --         --      --         1         316      0.57
  Construction or development.........     5      1,207     0.96       --         --      --         5       1,207      0.96
  Commercial business.................    10      1,549     1.98        5        711    0.91        15       2,260      2.89
  Consumer............................    93        908     0.64       52        421    0.30       145       1,329      0.94
                                         ---     ------               ---     ------               ---      ------
      Total...........................   179     $6,978                63     $1,312               242      $8,290
                                         ===     ======               ===     ======               ===      ======

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

                                                                                        December 31,
                                                      ------------------------------------------------------------------
                                                       1999          1998           1997           1996           1995
                                                       ----          ----           ----           ----           ----
                                                                             (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ..............................  $  175        $  696         $  917         $1,792         $   --
  Multi-family and commercial real estate ..........      --           879             --             --             --
  Construction or development ......................      --           609            611             --             --
  Commercial business ..............................     389           504            118             --             --
  Consumer .........................................     323           446            434            331             --
                                                      ------        ------         ------         ------         ------
     Total .........................................     887         3,134          2,080          2,123             --
                                                      ------        ------         ------         ------         ------

Accruing loans delinquent more than 90 days:
  One- to four-family ..............................       5            32             98            132          1,317
  Multi-family and commercial real estate ..........      --            --            546            426          1,110
   Construction or development .....................      --            21             --             --             --
  Commercial business ..............................     322            --             --             --             --
  Consumer .........................................      98            11              2             55              7
                                                      ------        ------         ------         ------         ------
     Total .........................................     425            64            646            613          2,434
                                                      ------        ------         ------         ------         ------

Foreclosed assets:
  One- to four-family ..............................     536           656            276             39            296
  Consumer loans ...................................     250           174            181            150             --
                                                      ------        ------         ------         ------         ------
     Total .........................................     786           830            457            189            296
                                                      ------        ------         ------         ------         ------

Total non-performing assets ........................  $2,098        $4,028         $3,183         $2,925         $2,730
                                                      ======        ======         ======         ======         ======
Total non-performing assets as a percentage
of total assets ....................................  0.21 %          0.43%          0.36%          0.34%          0.74%
                                                      ======        ======         ======         ======         ======

     For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $161,000, none of which was included in interest income.

     OTHER LOANS OF CONCERN. As of December 31, 1999, there were $2.7 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans consist of seven commercial and multi-family loans, the largest of which was a $2.0 million loan secured by a manufacturing plant. We are monitoring this loan as a result of a tenant vacancy. The loan was current on payments as of December 31, 1999. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

     As of December 31, 1999, there were no other loans not included in the table above or discussed under "Other Loans of Concern" where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     ALLOWANCE FOR LOAN LOSSES. We established an allowance for loan losses based on a systematic analysis of risk factors in the loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, and other factors. Because we have had limited loan losses during our history, management also considers the loss experience of similar portfolios in comparable lending markets. Management's analysis results in establishment of allowance amounts by loan type, based on allocations by quality classification. A portion of the allowance also consists of an unallocated amount which increased substantially in 1996 due to the combination of AmeriBank Federal Savings Bank's unallocated portion of the allowance with our allowance. In 1997, the unallocated portion of the allowance decreased as management allocated larger portions of the allowance to the higher risk consumer, construction and other non-residential lending portfolios due to the increased emphasis on growth in these portfolios. Due to our continued emphasis in these lending portfolios, the allowance allocations grew during 1998 and 1999. The total allowance balance was increased throughout 1998 and 1999 in response to continued growth in our loan portfolio, management's assessment of the risks inherent in the portfolio and charge-offs credited against the allowance account during the year. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses," in the 1999 Report to Shareholders. The following table sets forth an analysis of our allowance for loan losses.

                                                                               Year Ended December 31,
                                                        ------------------------------------------------------------------
                                                          1999           1998           1997           1996          1995
                                                        -------        -------        -------        -------       -------
                                                                                  (Dollars in Thousands)
Balance at beginning of period ......................   $ 3,823        $ 3,293        $ 3,129        $ 1,251       $ 1,118
Acquired from AmeriBank Federal Savings
Bank ................................................        --             --             --          1,358            --

Charge-offs:
   Consumer .........................................       544            576            615            134            28
Recoveries ..........................................       265            176            119             90             1
                                                        -------        -------        -------        -------       -------
Net charge-offs .....................................      (279)          (400)          (496)           (44)          (27)
Additions charged to operations .....................     1,170            930            660            564           160
                                                        -------        -------        -------        -------       -------
Balance at end of period ............................   $ 4,714        $ 3,823        $ 3,293        $ 3,129       $ 1,251
                                                        =======        =======        =======        =======       =======

Percentage of net charge-offs during the period
to average loans outstanding during the period ......       ---%(1)        ---%(1)        ---%(1)        ---%(1)       ---%(1)
                                                        =======        =======        =======        =======       =======

Percentage of net charge-offs during the period
to  average non-performing assets ...................      9.88%         11.09%         16.25%       ---%(1)       ---%(1)
                                                        =======        =======        =======        =======       =======

--------------------------------------------------------------------

(1)  Less than 0.10%.

            The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                    December 31,
                                        --------------------------------------------------------------------------------------------
                                             1999                1998              1997               1996               1995
                                        ----------------  -----------------  -----------------  -----------------  -----------------
                                                 Percent            Percent            Percent            Percent            Percent
                                                of Loans           of Loans           of Loans           of Loans           of Loans
                                                 in Each            in Each            in Each            in Each            in Each
                                                Category           Category           Category           Category           Category
                                                to Total           to Total           to Total           to Total           to Total
                                        Amount    Loans   Amount     Loans   Amount     Loans   Amount     Loans   Amount     Loans
                                        ------    -----   ------     -----   ------     -----   ------     -----   ------     -----
                                                                               (Dollars in Thousands)
Residential Mortgage Loans:
  Secured by one- to four-family ....  $  242    47.99%   $  262    52.01%   $  289    62.20%   $  331    69.59%   $  166    71.24%
  Construction or development .......     244     5.64       157     3.74       306     4.27        11     2.04        53    14.53

Commercial Loans:
  Secured by multi-family ...........     418     6.18       371     6.03       279     4.97        18     4.61       413     4.50
  Secured by commercial properties ..     532     7.46       436     6.30       318     4.52       606     5.75        21     1.40
  Construction or development .......     411     8.32       390    10.64       165     4.88        43     2.50        --       --
  Business ..........................     626     8.70       504     6.59       289     4.80       150     2.02        --       --

Consumer and Other Loans:
  Automobile ........................   1,052     8.62       818     7.59       649     6.34       486     6.23        56     3.25
  Home equity lines of credit .......     163     3.64       151     3.68       162     4.17       146     3.93        70     4.10
  Home equity installment ...........     104     2.31        96     2.38       115     3.03       101     2.73        --     0.12
  Other .............................     155     1.14       129     1.04        99     0.82        44     0.60        17     0.86

Unallocated .........................     767       --       509       --       622       --     1,193       --       455       --
                                       ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
     Total ..........................  $4,714   100.00%   $3,823   100.00%   $3,293   100.00%   $3,129   100.00%   $1,251   100.00%
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

     At December 31, 1999, our entire investment and mortgage-backed securities portfolios were classified as available for sale. The amortized cost, fair value and weighted average yield of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt obligations have been computed on a tax equivalent basis.


                                                 Securities
                                        --------------------------    Weighted
                                        Amortized Cost  Fair Value Average Yield
                                        -------------------------- -------------
(Dollars in Thousands)

Due in one year or less.................   $15,051       $14,960       5.15%
Due after one year through five years...    37,175        36,445       6.18
Due after five through 10 years.........     1,578         1,583       6.42
                                           -------       -------
    Total...............................    53,804        52,988       5.87
Asset-backed debt securities(1).........    28,548        28,068       6.65
                                          --------      --------
    Total...............................   $82,352       $81,056       6.14
                                           =======       =======
---------------------------------

(1)    Consists  of  asset-backed  Small  Business   Administration   loans  and
       mortgage-backed securities.

     Due to their variable payments, asset-backed securities are not reported by a specific maturity grouping.

     The following table sets forth the composition of our securities portfolio at the dates indicated. For additional information on our investment and mortgage-backed securities, see Note 2 of the Notes to Consolidated Financial Statements in the 1999 Report to Shareholders.


                                                        December 31,
                                           ----------------------------------
                                             1999         1998         1997
                                           --------     --------     --------
                                           Carrying     Carrying     Carrying
                                            Value        Value        Value
                                           --------     --------     --------
                                                  (Dollars in Thousands)

Equity Securities ....................     $    --      $    --      $    --
                                           -------      -------      -------

Debt Securities:
  Corporate ..........................     $ 6,928      $ 8,176      $ 2,010
  Asset-backed Small Business
      Administration loans ...........       8,031       10,731       15,232
  Mortgage-backed ....................      20,037       26,544       13,203
  Government and agency ..............      45,956       25,542       25,007
  Municipal obligations ..............         104          653        1,856
                                           -------      -------      -------
      Total debt securities ..........      81,056       71,646       57,308
  Federal Home Loan Bank Stock .......      11,782       11,782        7,308
                                           -------      -------      -------

     Total securities ................     $92,838      $83,428      $64,616
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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. We offer a variety of deposit accounts which has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management; Market Risk Analysis" in the 1999 Report to Shareholders. Based on our experience, we believe that our savings, interest and non-interest-bearing checking accounts are relatively stable sources of deposits. However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth our savings flows during the periods indicated.


                                                Year Ended December 31,
                                       -----------------------------------------
                                          1999            1998           1997
                                       ----------      ---------      ----------
                                                (Dollars in Thousands)

Opening balance ..................     $ 693,632       $ 654,560      $ 622,492
Net Deposits (Withdrawals) .......        (6,319)         14,081          6,373
Interest credited ................        24,641          24,991         25,695
                                       ---------       ---------      ---------
Ending balance ...................     $ 711,954       $ 693,632      $ 654,560
                                       ---------       =========      =========

Net increase .....................     $  18,322       $  39,072      $  32,068
                                       ---------       =========      =========

Percent increase .................          2.64%           5.97%          5.15%
                                       =========       =========      =========


     The following table sets forth the dollar amount of deposits in the various types of deposit programs that we offered at the dates indicated.

                                                                              December 31,
                                           ---------------------------------------------------------------------------------
                                                     1999                         1998                        1997
                                           ------------------------      ----------------------      -----------------------
                                                           Percent                     Percent                      Percent
                                             Amount        of Total       Amount       of Total        Amount       of Total
                                           ------------------------      ----------------------      -----------------------
                                                                         (Dollars in Thousands)
TRANSACTION AND SAVINGS DEPOSITS:

  Noninterest-bearing .................     $ 40,969         5.75%       $ 40,813         5.88%       $ 28,431         4.34%
  Savings accounts (1.74(1)) ..........       46,022         6.46          54,475         7.85          60,143         9.19
  NOW accounts and money market
    deposit accounts (3.69(1)) ........      215,403        30.26         200,132        28.86         160,296        24.49
                                            --------       ------        --------       ------        --------       ------
      Total Non-certificates ..........      302,394        42.47         295,420        42.59         248,870        38.02
                                            --------       ------        --------       ------        --------       ------

  Certificates:
    3.00 - 4.99% ......................       68,217         9.58          26,539         3.83           9,612         1.47
    5.00 - 6.99% ......................      331,409        46.55         360,045        51.91         359,494        54.92
    7.00 - 8.99% ......................        9,934         1.40          11,241         1.62          36,109         5.52
    9.00 - 10.99% .....................           --           --             387         0.05             475          .07
                                            --------       ------        --------       ------        --------       ------
      Total Certificates ..............      409,560        57.53         398,212        57.41         405,690        61.98
                                            --------       ------        --------       ------        --------       ------

      Total Deposits ..................     $711,954       100.00%       $693,632       100.00%       $654,560       100.00%
                                            ========       ------        ========       ------        ========       ======

--------------------

(1)  At December 31, 1999.

     The following table shows rate and maturity information on our certificates of deposit as of December 31, 1999.


                            3.00-       5.00-      7.00-                Percent
                            4.99%       6.99%      8.99%       Total    of Total
                          ------------------------------------------------------
                                          (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
-----------------------------

March 31, 2000 .......   $ 19,236    $ 52,041    $  7,278    $ 78,555     19.18%
June 30, 2000 ........     16,084      43,596       1,719      61,399     14.99
September 30, 2000 ...      6,891      49,926          20      56,837     13.88
December 31, 2000 ....      9,271      27,964         439      37,674      9.20
March 31, 2001 .......      6,436       4,185         217      10,838      2.65
June 30, 2001 ........      2,923       3,844          68       6,835      1.67
September 30, 2001 ...        573      42,590           2      43,165     10.54
December 31, 2001 ....      1,023      33,676          16      34,715      8.48
March 31, 2002 .......      1,249      35,165          10      36,424      8.89
June 30, 2002 ........      1,823      29,340          --      31,163      7.61
September 30, 2002 ...        199       3,604          --       3,803      0.93
December 31, 2002 ....        109       1,053           2       1,164      0.28
Thereafter ...........      2,400       4,425         163       6,988      1.70
                         --------    --------    --------    --------    ------
   Total .............   $ 68,217    $331,409    $  9,934    $409,560    100.00%
                         ========    ========    ========    ========    ======

   Percent of total ..      16.65%      80.92%       2.43%     100.00%
                            =====       =====        ====      ======

     The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 1999.

                                                                             Maturity
                                                      -----------------------------------------------------
                                                                       Over           Over
                                                       3 Months       3 to 6        6 to 12         Over
                                                       or Less        Months         Months       12 months        Total
                                                      --------------------------------------------------------------------
                                                                                  (In Thousands)
Certificates of deposit less than $100,000 .........  $ 69,235       $ 52,936       $ 82,958       $155,844       $360,973

Certificates of deposit of  $100,000 or more .......     9,320          8,463         11,553         19,251         48,587
                                                      --------       --------       --------       --------       --------

  Total certificates of deposit ....................  $ 78,555       $ 61,399       $ 94,511       $175,095       $409,560
                                                      ========       ========       ========       ========       ========

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

     We have borrowed funds from the Federal Home Loan Bank of Indianapolis primarily under its fixed-rate lending programs, with terms requiring monthly interest payments and principal payments due upon maturity. To a lesser extent, we have used putable and variable rate advances to reduce our cost of borrowing. A putable advance provides us with a low fixed interest rate in exchange for the Federal Home Loan Bank to have the option to convert the advance before maturity on any given conversion date to an adjustable rate advance of predetermined index for the remaining term to maturity. Variable rate advances adjust periodically based upon a predetermined index for a set period of time. Of the $216.4 million of advances outstanding at December 31, 1999, $102.4 million were fixed term and rate, $64.0 million were putable advances and $50.0 million were adjustable rate advances. We utilize Federal Home Loan Bank advances as part of our asset/liability management strategy in order to cost effectively extend the maturity of our liabilities. We are subject to a fee if we prepay the advance.

     At December 31, 1999, we had $216.4 million of advances from the Federal Home Loan Bank of Indianapolis and the capacity to borrow up to $299.7 million; however, the current Board policy limits our borrowing capacity to $254.3 million. For additional information on our borrowings and maturities, see Note 8 of the Notes to Consolidated Financial Statements contained in the 1999 Report to Shareholders.

     The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.


                                                Year Ended December 31,
                                          ----------------------------------
                                            1999         1998         1997
                                          ---------    --------     --------
                                                    (In Thousands)
DURING THE PERIODS:

MAXIMUM BALANCE:
  Federal Home Loan Bank advances ......  $216,353     $169,768     $145,458

AVERAGE BALANCE:
  Federal Home Loan Bank advances ......  $171,179     $160,533     $140,746

     The following table sets forth the end of period interest rates and balances at the dates indicated:


                                                    December 31,
                                     ------------------------------------------
                                         1999           1998           1997
                                     -----------    -----------    ------------
                                                  (Dollars in Thousands)
Federal Home Loan Bank advances ...  $   216,353    $   160,268    $   145,458

Weighted average interest rate of
  Federal Home Loan Bank advances..         5.88%          5.91%          5.98%


SUBSIDIARY AND OTHER ACTIVITIES

     AmeriBank has three wholly-owned subsidiaries: OS Services, Inc. and AmeriPlan Financial Services, Inc. and AmeriBank Mortgage Company. At December 31, 1999, AmeriBank's investment in its subsidiaries totaled $1.7 million. The subsidiaries of AmeriBank generated net income of $409,000 during 1999.

     OS Services, Inc. invests in the stock of MMLIC Life Insurance Company, a subsidiary of the Minnesota Mutual Life Insurance Company, St. Paul, Minnesota. In addition, OS Services invests in limited partnerships that are involved in developing and providing affordable housing. The partnerships also provide investors with low income housing tax credits available under Section 42 of the Internal Revenue Code of 1986, as amended. AmeriBank, through OS Services has an equity investment in the partnerships totaling $803,000. In addition, Ottawa Financial received $345,000 in tax credits during 1999 as a result of these activities.

     AmeriPlan's operations consist of offering investment products, including mutual funds and annuities, as well as discount brokerage services. AmeriPlan's gross revenues from sales of these products and services amounted to $858,000 for 1999.

     As of January 1, 2000, AmeriBank's residential mortgage lending operations were segregated and transferred to AmeriBank Mortgage Company. AmeriBank Mortgage Company's operations include originating and selling residential mortgage loans. The reason for segregating these operations is to allow us to more accurately monitor the operation's profitability and performance, as well as to achieve more favorable state tax treatment.

REGULATION

     GENERAL. AmeriBank is a state chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. Accordingly, AmeriBank is subject to broad regulation and oversight by the Michigan Financial Institutions Bureau and the FDIC extending to all its operations. AmeriBank is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the savings and loan holding company of AmeriBank, Ottawa Financial also is subject to federal regulation and oversight by the Office of Thrift Supervision.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 1999, we were classified as a well-capitalized institution and was not subject to any assessment. See Note 11 of Notes to Consolidated Financial Statements in the 1999 Report to Shareholders.

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

     CAPITAL REQUIREMENTS. Under FDIC regulations, state-charted banks that are not members of the Federal Reserve System ("State nonmember banks") are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3%, if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well- diversified risk, including not undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELs rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, a ratio of Tier 1 capital to total assets of not less than 4% must be maintained. Tier 1 capital is the sum of common shareholders' equity, noncumulative perpetual preferred stock, including any related surplus and minority interests in consolidated subsidiaries, minus all intangible assets, other than certain purchased mortgage servicing rights and purchased credit card relationships, minus identified losses and minus investments in securities subsidiaries.

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

     At December 31, 1999, AmeriBank's ratio of Tier 1 capital of total assets was 6.7%, its ratio of Tier 1 capital to risk-weighted assets was 9.5% and its ratio of total capital to risk-weighted assets was 10.2%. At December 31, 1999, AmeriBank was classified as "well capitalized" under FDIC regulations.

     DIVIDEND LIMITATIONS. AmeriBank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of AmeriBank at the time of its conversion to stock form. AmeriBank's earnings appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to shareholders without payment of taxes at the then current tax rate by AmeriBank on the amount of earnings removed from the reserves for such distributions.

     Under FDIC regulation, AmeriBank is prohibited from making any capital distributions if after making the distribution, AmeriBank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the FDIC, in connection with the examination of AmeriBank, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by AmeriBank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. AmeriBank was examined for Community Reinvestment Act compliance in August 1999 and received a rating of "satisfactory."

     HOLDING COMPANY REGULATION. Ottawa Financial is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. Ottawa Financial is required to register and file reports with and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Ottawa Financial and its non-savings association subsidiaries.

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

     Ottawa Financial stock held by persons who are affiliates, generally including executive officers, directors and 10% shareholders of Ottawa Financial may not be resold without registration or unless sold in accordance with certain resale restrictions. If Ottawa Financial meets specified current public information requirements, each affiliate of Ottawa Financial is able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

     As a member, we are required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis. At December 31, 1999, we had $11.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. We receive dividends on our Federal Home Loan Bank stock. Over the past five calendar years, these dividends have averaged 8.4% and were 8.0% for the calendar year 1999. For the year ended December 31, 1999, the Federal Home Loan Bank of Indianapolis paid us dividends totaling $943,000.

     MICHIGAN BANKING LAW. Effective July 1, 1996, the Michigan Legislature enacted the Michigan Savings Bank Act. In several respects, the Michigan Savings Bank Act contains provisions similar to the Michigan Banking Code of 1969. Pursuant to the Michigan Savings Bank Act, AmeriBank converted its charter from that of a federal savings bank to that of a Michigan savings bank.

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

     To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans , such reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 1999, our supplemental reserves for losses on loans for tax purposes totaled approximately $12.3 million.

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

     We have been audited by the Internal Revenue Service ("IRS") with respect to consolidated federal income tax returns for 1990 through 1993 and for 1995. With respect to years examined by the IRS, all deficiencies have been satisfied.

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

     We attract all of our deposits through AmeriBank's branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions, mutual funds and insurance companies. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available at most of AmeriBank's 27 locations.

     Our six county market area has a strong base of financial institutions and several of those competitors are much larger than we are in terms of total deposits and number of branches. The largest commercial banks operating in the market area are National City, Old Kent, Huntington Bank, Bank One and Michigan National Bank. Despite the presence of significant competition, we have demonstrated the ability to sustain positive deposit growth rates during the past several years. Growth of deposits can be attributed to a strong local economy, customer loyalty and our local orientation.

EMPLOYEES

            At December 31, 1999, we had a total of 320 employees, including 90 part-time employees. Our employees are not represented by any collective bargaining group. Management considers our employee relations to be good.

EXECUTIVE OFFICERS OF OTTAWA FINANCIAL

     DOUGLAS J. IVERSON. Mr. Iverson, age 50, was appointed, effective January 1, 1999, Chief Executive Officer and Vice Chairman of the Boards of Ottawa Financial and AmeriBank. Previously, he served as Executive Vice President, Secretary and Chief Operating Officer of Ottawa Financial and President and Secretary of AmeriBank. Mr. Iverson joined AmeriBank in 1972, and has served in numerous capacities during such tenure.

     RONALD L. HAAN. Mr. Haan, age 46, was appointed, effective January 1, 1999, President and Chief Operating Officer of Ottawa Financial and AmeriBank. Previously, he served as Senior Vice President and Assistant Secretary of Ottawa Financial and Executive Vice President and Assistant Secretary of AmeriBank. Mr. Haan also serves as a director of Ottawa Financial and AmeriBank. Before joining Ottawa Financial in February 1996, he was employed in 1989 as Executive Vice President of AmeriBank Federal Savings Bank ("AFSB," which was acquired by Ottawa Financial in February 1996) and in February 1990 was appointed Chief Financial Officer. In December 1990, Mr. Haan was elected President, Chief Administrative Officer and a director of AmeriBank Federal Savings Bank. Prior to his employment at AmeriBank Federal Savings Bank, Mr. Haan was employed by MetroBanc Federal Savings Bank of Grand Rapids, Michigan, from 1978 to 1987 as Vice President, and from 1987 to 1989 at Comerica Bank, Grand Rapids, Michigan, as Vice President and Regional Manager.

     LEE PANKRATZ, age 49, is Senior Vice President and Chief Lending Officer of AmeriBank. He has been involved in banking since 1972 working primarily as a lending officer. Prior to joining AmeriBank in 1996, Mr. Pankratz was employed by AFSB as Senior Vice President of Lending since 1990. He has extensive background in all phases of lending with particular emphasis in commercial real estate. Mr. Pankratz has a BA from Olivet College.

     JON W. SWETS. Mr. Swets, age 34, is Senior Vice President and Chief Financial Officer of Ottawa Financial and AmeriBank. He joined Ottawa Financial and AmeriBank in these capacities in November 1996. Prior to joining Ottawa Financial and AmeriBank, Mr. Swets was a Senior Manager with Crowe, Chizek and Company LLP, a large public accounting firm. Mr. Swets joined Crowe, Chizek and Company LLP as a staff accountant in June 1987.

     TIMOTHY LOCKWOOD, age 46, is Senior Vice President of Operations of AmeriBank. He has been involved in banking since 1976 working primarily in the area of operations and accounting. Prior to joining AmeriBank in 1996, he was employed as Senior Vice President and Chief Financial Officer of AFSB. Prior to AFSB, Mr. Lockwood was employed by AmeriTrust in Elkhart, Indiana, where he had worked since 1976 in the area of accounting. Mr. Lockwood holds a BS from Indiana University.

     CHERYL BLOUW, age 52, is Senior Vice President of Retail Banking of AmeriBank. Mrs. Blouw has been with AmeriBank since 1980, working primarily in the area of retail banking.

ITEM 2. PROPERTIES

     Our operations are conducted through AmeriBank's main office and 26 branches, including a "drive-up" facility. At December 31, 1999, we owned AmeriBank's main office and 24 of its branch offices; the remaining two branch offices and the land on which they are situated were leased. As of December 31, 1999, the net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $14.4 million.

     We maintain an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment and software utilized by Ottawa Financial at December 31, 1999 was $1.8 million.

ITEM 3. LEGAL PROCEEDINGS

     Ottawa Financial is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with our counsel representing us in the proceedings, that the resolution of these proceedings should not have a material effect on our results of operations. See Note 10 of the Notes to Consolidated Financial Statements in the 1999 Report to Shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The section entitled "Shareholder Information - Market" of the attached 1999 Report to Shareholders for year ended December 31, 1999 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The section entitled "Selected Consolidated Financial Information" of the attached 1999 Report to Shareholders for year ended December 31, 1999 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached 1999 Report to Shareholders for year ended December 31, 1999 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The section entitled "Management Discussion of Financial Condition and Results of Operations - Asset/Liability Management" of the attached 1999 Report to Shareholders for year ended December 31, 1999 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The section entitled "Consolidated Financial Statements" of the attached 1999 Report to Shareholders for year ended December 31, 1999 is incorporated herein by reference.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information concerning directors of Ottawa Financial is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in April 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

     Information concerning executive officers of Ottawa Financial is set forth under the caption "Executive Officers of Ottawa Financial" contained in Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(A)

     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in April 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in April 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in April 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in April 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    THE FOLLOWING IS A LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

     (1) FINANCIAL STATEMENTS: The following financial statements are included under Part II, Item 8 of this Form 10-K:


     1. Report of Independent Auditors.

     2. Consolidated Balance Sheets at December 31, 1999 and 1998.

     3.Consolidated  Statements of Income for the Years ended December 31, 1999,
       1998 and 1997.

     4.Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 1999, 1998 and 1997.

     5.Consolidated  Statements  of Cash Flows for the Years ended  December 31,
       1999, 1998 and 1997.

     6.Consolidated  Statements  of  Comprehensive  Income  for the Years  ended
       December 31, 1999, 1998 and 1997.

     7. Notes to Consolidated Financial Statements.

     8. Ottawa Financial Corporation Quarterly Financial Data.

     (2) FINANCIAL STATEMENT SCHEDULES: All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

     (3) EXHIBITS: See Index to Exhibits.

(b) REPORTS ON FORM 8-K: No current reports were filed on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OTTAWA FINANCIAL CORPORATION



Date:  March 29, 2000                   By: /s/ Douglas J. Iverson
       -------------------                  ------------------------------------
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



By: /s/ Douglas J. Iverson                              By: /s/ Gordon H. Cunningham
    -------------------------------------------             --------------------------------------------
       Douglas J. Iverson, Vice Chairman of                    Gordon H. Cunningham, Chairman of
         the Board and Chief Executive Officer                    the Board
         (PRINCIPAL EXECUTIVE OFFICER)

Date:  March 29, 2000                                   Date:  March 29, 2000
       ---------------                                         ---------------



By: /s/ Ronald L. Haan                                  By: /s/ Gordon L. Grevengoed
    -------------------------------------------             --------------------------------------------
       Ronald L. Haan, President and Director                  Gordon L. Grevengoed, Director


Date:  March 29, 2000                                   Date:  March 29, 2000
       ---------------                                         ---------------



By: /s/ Leon E. Koops                                   By: /s/ Brian W. Koop
    -------------------------------------------             --------------------------------------------
       Leon E. Koops, Director                              Brian W. Koop, Director

Date:  March 29, 2000                                   Date:  March 29, 2000
       ---------------                                         ---------------










By: /s/ Ronald J. Bieke                                 By: /s/ B. Patrick Donnelly, III
    -------------------------------------------             --------------------------------------------
       Ronald J. Bieke, Director                               B. Patrick Donnelly, III, Director

Date:  March 29, 2000                                   Date:  March 29, 2000
       ---------------                                         ---------------



By: /s/ Robert D. Kolk                                  By: /s/ Richard T. Walsh
    -------------------------------------------             --------------------------------------------
       Robert D. Kolk, Director                                Richard T. Walsh, Director

Date:  March 29, 2000                                   Date:  March 29, 2000
       ---------------                                         ---------------



By: /s/ Jon W. Swets
    -------------------------------------------
       Jon W. Swets, Vice President and
        Chief Financial Officer (PRINCIPAL
        FINANCIAL AND ACCOUNTING OFFICER)

Date:  March 29, 2000
       ---------------


                                INDEX TO EXHIBITS

 Exhibit
 Number                                           Document
-----------      ---------------------------------------------------------------

  3(i) Registrant's Certificate of Incorporation as currently in effect, filed on March 18, 1994 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33- 76600), is incorporated herein by reference.

  3(ii) Registrant's Amended and Restated Bylaws, as amended and as currently in effect, filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 0-24118), is incorporated herein by reference.

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

  10.2           Employment   Agreement   between  the  Registrant's   operating
                 subsidiary and Ronald L. Haan.

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

  13             1999 Report to Shareholders

  21             Subsidiaries of the Registrant

  23             Consent of Accountants

  27             Financial Data Schedule (electronic filing only)