Form 10-Q
period 2000-03-31
OTTAWA FINANCIAL CORP
filed 2000-05-12
CIK 920604

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes   X       No

Class:
Common stock, $.01 par value       As of May 2, 2000, there were
                                   5,978,410 shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

                                                                          PAGE
                                                                          ----

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition......................3

         Consolidated Statements of Operations...............................4

         Consolidated Statements of Comprehensive Income.....................5

         Consolidated Statements of Cash Flows...........................6 - 7

         Notes to the Consolidated Financial Statements......................8

         Independent Accountants Report......................................9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS....................................10 - 15

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK............................................................16 - 17

                           PART II - OTHER INFORMATION

OTHER INFORMATION...........................................................18

SIGNATURES..................................................................18

EXHIBIT INDEX...............................................................19

PART 1                    OTTAWA FINANCIAL CORPORATION
Item 1.         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                          March 31, 2000           December 31, 1999
                                                                          --------------           -----------------
                                                                                   (Dollars in Thousands)
ASSETS
Cash and due from financial institutions                                    $16,694                     $24,420
Interest-bearing demand deposits in other financial institutions                970                       2,069
                                                                                ---                       -----
     Total cash and cash equivalents                                         17,664                      26,489
Securities available for sale                                                78,827                      81,056
Federal Home Loan Bank stock                                                 11,782                      11,782
Loans receivable, net                                                       899,392                     856,759
Premises and equipment, net                                                  16,295                      16,348
Acquisition intangibles                                                      11,530                      11,828
Other assets                                                                 12,854                      12,906
                                                                             ------                      ------
     Total Assets                                                        $1,048,344                  $1,017,168
                                                                          =========                   =========
LIABILITIES
Deposits                                                                   $733,081                    $711,954
Federal Home Loan Bank advances                                             221,353                     216,353
Federal funds purchased                                                       1,500                       1,600
Accrued expenses and other liabilities                                       13,209                       9,429
                                                                             ------                       -----
     Total Liabilities                                                      969,143                     939,336
                                                                            -------                     -------
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
  10,000,000 shares authorized; issued
  6,471,617 shares at March 31, 2000
  and December 31, 1999                                                          65                          65
Additional Paid-in Capital                                                   77,686                      77,562
Retained earnings, substantially restricted                                  11,920                      10,454
Accumulated other comprehensive income                                      (1,012)                       (855)
Employee Stock Ownership Plan (Unallocated Shares)                          (1,359)                     (1,462)
Management Recognition and Retention Plan (Unearned Shares)                    (90)                       (215)
Less Cost of Common Stock in
     Treasury - 395,281 shares at
     March 31, 2000, 376,828 shares at
     December 31, 1999                                                      (8,009)                     (7,717)
                                                                            -------                     -------

Total Shareholders' Equity                                                   79,201                      77,832
                                                                             ------                      ------

Total Liabilities and Shareholders' Equity                               $1,048,344                  $1,017,168
                                                                          =========                   =========

          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                        2000             1999
                                                        ----             ----
                                                        (Dollars in Thousands,
                                                         except per share data)
Interest Income
     Loans                                             $17,267           $15,246
     Investment securities and
       equity investments                                1,171               973
     Other interest and dividend income                    250               466
                                                           ---               ---
                                                        18,688            16,685
                                                        ------            ------
Interest Expense
     Deposits                                            8,019             7,299
     Federal Home Loan Bank advances                     3,199             2,298
     Other                                                 114                 3
                                                           ---                 -
                                                        11,332             9,600
                                                        ------             -----
NET INTEREST INCOME                                      7,356             7,085

Provision for loan losses                                  330               270
                                                           ---               ---
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                        7,026             6,815
                                                         -----             -----
Noninterest income
     Service charges and other fees                      1,072             1,036
     Mortgage servicing fees                                62               106
     Gain on sale of loans                                  20               444
     Gain (loss) on sale of securities                                       (9)
     Fees from sales of mutual funds and annuities         359               201
     Other                                                  60                46
                                                            --                --
                                                         1,573             1,824
                                                         -----             -----
Noninterest expense
     Compensation and benefits                           2,961             2,847
     Occupancy                                             403               432
     Furniture, fixtures and equipment                     232               331
     Advertising                                           100                75
     FDIC deposit insurance                                 35               102
     State single business tax                              17               142
     Data processing                                       318               278
     Professional services                                 136               139
     Acquisition intangibles amortization                  298               301
     Other                                                 716               642
                                                           ---               ---
                                                         5,216             5,289
                                                         -----             -----
INCOME BEFORE FEDERAL
     INCOME TAX EXPENSE                                  3,383             3,350

Federal income tax expense                               1,210             1,237
                                                         -----             -----

NET INCOME                                              $2,173            $2,113
                                                         =====             =====
Earnings per common share:
     Basic                                                $.37              $.35
                                                           ===               ===
     Diluted                                               .36               .34
                                                           ===               ===

Dividends per common share                                 .12               .10
                                                           ===               ===


          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        2000                      1999
                                                                        ----                      ----
                                                                             (Dollars in Thousands)

Net Income                                                             $2,173                    $2,113

Other comprehensive income, net of tax:

     Unrealized gains (losses) arising during the period
          on securities available for sale                              (157)                     (109)

     Less:  reclassification adjustment for accumulated (gains)
          losses included in net income                                     0                         3
                                                                            -                         -

     Unrealized gains (losses) on securities available for sale         (157)                     (106)
                                                                        -----                     -----

Comprehensive income                                                   $2,016                    $2,007
                                                                       ======                    ======


























          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     2000                   1999
                                                                                     ----                   ----
                                                                                        (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $2,173                 $2,113
     Adjustments to reconcile net income to net cash
         from operating activities
              Depreciation                                                              303                    329
              Net amortization of security premiums and discounts                        80                    112
              Amortization of acquisition intangibles                                   298                    301
              Provision for loan losses                                                 330                    270
              Loss on limited partnership investments                                    57                     60
              ESOP expense                                                              227                    292
              MRP expense                                                               125                    124
              Origination of loans for sale                                         (2,183)               (31,014)
              Proceeds from sale of loans originated for sale                         2,182                 30,965
              Gain on sale of loans                                                    (20)                  (444)
              (Gain) / loss on sale of securities                                         0                      9
     Changes in:
              Other assets                                                               99                     33
              Other liabilities                                                       3,780                  4,679
                                                                                      -----                  -----
                  Net cash from operating activities                                  7,451                  7,829
                                                                                      -----                  -----

CASH FLOWS FROM INVESTING ACTIVITIES Activity in available-for-sale securities:
         Purchases                                                                                         (5,870)
         Maturities, prepayments and calls                                            1,888                  5,831
         Sales                                                                                               1,005
     Purchases of loans                                                            (11,994)                (3,527)
     Loan originations net of principal payments on loans                          (30,948)                  6,553
     Premises and equipment expenditures, net                                         (250)                  (673)
                                                                                      -----                  -----
         Net cash from investing activities                                        (41,304)                  3,319
                                                                                   --------                  -----


                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    CONTINUED

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        2000                    1999
                                                                        ----                    ----
                                                                           (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase(decrease) in deposits                                 21,127                (12,446)
     Net increase(decrease) in Federal funds purchased                   (100)
     Proceeds from FHLB advances                                        58,000                   5,000
     Repayment of FHLB advances                                       (53,000)                (18,000)
     Proceeds from exercise of stock options                                                       331
     Proceeds from exercise of stock warrants                                                      853
     Cash paid for exchange of warrants for cash                                                  (92)
     Cash dividends paid                                                 (707)                   (603)
     Purchase of treasury shares                                         (292)                   (227)
                                                                         -----                   -----
         Net cash from financing activities                             25,028                (25,184)
                                                                        ------                --------

Net change in cash and cash equivalents                                (8,825)                (14,036)
Cash and cash equivalents at beginning of period                        26,489                  42,225
                                                                        ------                  ------

Cash and cash equivalents at end of period                             $17,664                 $28,189
                                                                        ======                  ======

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                      $10,630                  $9,579
         Income taxes                                                      400                     100












          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements reflect the consolidated financial condition and results of operations of Ottawa Financial Corporation, AmeriBank and AmeriBank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         As of January 1, 2000, AmeriBank's residential mortgage lending operations were segregated and transferred into AmeriBank Mortgage Company, a wholly-owned subsidiary of AmeriBank. The operations of AmeriBank Mortgage Company include originating and selling residential mortgage loans.

         These interim financial statements are not audited and reflect all adjustments which, in management's opinion, are necessary to present fairly the consolidated financial position of Ottawa at March 31, 2000, and its results of operations, cash flows, and comprehensive income for the periods presented. All adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not contain all the necessary financial disclosures required by generally accepted accounting principles and should be read with the consolidated financial statements and notes of Ottawa Financial Corporation for the year ended December 31, 1999.

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

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Ottawa Financial Corporation
Holland, Michigan


We have reviewed the consolidated statement of financial condition of Ottawa Financial Corporation as of March 31, 2000, and the related consolidated statements of operations, comprehensive income, and cash flows for the quarters ended March 31, 2000 and 1999.
These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the AICPA. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




                                 Crowe, Chizek and Company LLP

Grand Rapids, Michigan
April 17, 2000

Item 2
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

         The following discussion compares the financial condition of Ottawa Financial Corporation and its wholly owned subsidiary, AmeriBank at March 31, 2000 to December 31, 1999 and the results of operations for the three months ended March 31, 2000, compared to the same period in 1999. This discussion should be read with the interim consolidated condensed financial statements and footnotes attached.

         This document, including information included or incorporated by reference, contains, and future filing by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about Ottawa Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

         The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

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

FINANCIAL CONDITION

         Total assets increased to $1.05 billion at March 31, 2000 from $1.02 billion at December 31, 1999. This growth was in the loan portfolio and was funded primarily from the growth in deposits.

         Net loans receivable increased to $899.39 million at March 31, 2000 from $856.76 million at December 31, 1999. Through our focus on the development of our commercial and business banking services, as well as healthy loan demand in our market area, we were able to grow our commercial business and commercial real estate portfolio by $18.28 million during the first quarter of 2000. This growth was accompanied by the increase in the mortgage portfolio of $24.74 million during the first quarter of 2000. The combination of rising interest rates and loan demand in our market area caused a shift in our mortgage portfolio from fixed-rate loans to adjustable-rate loans. Since we sell almost all of our 15 and 30 year term fixed rate mortgage loan production and retain for our portfolio adjustable rate mortgage loan production, we saw an increase in our overall mortgage loan portfolio.

         Deposits increased to $733.08 million at March 31, 2000 from $711.95 million at December 31, 1999. The growth was primarily in certificates of deposit, and to a lesser extent in money market savings accounts. This growth, along with the reduction in low-yielding investable funds, was used to fund the loan growth discussed above.

         The primary component of growth in shareholders' equity for the three months ended March 31, 2000 was net income. The increase was offset by cash dividends declared and additional repurchases of common stock.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

         This table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing liabilities and the rates paid on those liabilities. All average balances are daily average balances.

                                                        Three Months Ended                               Three Months Ended
                                                          March 31, 2000                                   March 31, 1999
                                            -------------------------------------------      ------------------------------------

                                                Average        Interest                         Average        Interest
                                              Outstanding       Earned/        Yield/         Outstanding       Earned/    Yield/
                                                Balance          Paid           Rate            Balance          Paid       rate
                                                -------          ----           ----            -------          ----       ----
                                                                               (Dollars in Thousands)
Interest-Earning Assets:
  Loans receivable (1) (2)                         $878,108       $17,275     7.88%           $774,091          $15,255    7.93%
  Securities (2)                                     80,086         1,171     5.85              70,790              977    5.52
  Other interest-earning assets                      12,625           251     7.96              29,757              466    6.35
                                                     ------           ---     ----              ------              ---    ----
    Total interest-earning assets                  $970,819       $18,697     7.70%           $874,638          $16,698    7.68%
                                                    -------        ------     ----             -------           ------    ----
Interest-Bearing Liabilities:
  Demand and NOW deposits                          $210,908        $2,037     3.87%           $198,974           $1,682    3.43%
  Savings deposits                                   46,359           202     1.75              53,550              228    1.73
  Certificate accounts                              412,174         5,780     5.62             393,545            5,389    5.55
  FHLB advances                                     216,147         3,199     5.94             158,055            2,298    5.90
  Other interest-bearing liabilities                  6,436           114     7.12                 250                3    4.64
                                                      -----           ---     ----                 ---                -    ----
    Total interest-bearing liabilities             $892,024       $11,332     5.10%           $804,374           $9,600    4.84%
                                                    -------        ------     ----             -------            -----    ----
  Net interest income                                              $7,365                                        $7,098
                                                                    =====                                         =====
  Net interest rate spread                                                    2.60%                                        2.84%
                                                                              ====                                         ====
  Net earning assets                                $78,795                                    $70,264
                                                     ======                                     ======
  Net yield on average
     interest-earning assets                                                  3.03%                                        3.26%
                                                                              ====                                         ====

  Average interest-earning assets
     to average interest-bearing
     liabilities                                                      1.09x                                         1.09x
                                                                      ====                                          ====

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

                                                                 Three Months Ended
                                                                      March 31,
                                                                    2000 vs. 1999
                                                       ------------------------------------
                                                             Increase
                                                            (Decrease)
                                                              Due to
                                                        ------------------
                                                                                   Total
                                                                                  Increase
                                                       Volume        Rate        (Decrease)
                                                       -----------------------------------
                                                               (Dollars in Thousands)
Interest-earning assets:
   Loans receivable                                    $2,046        $(26)          $2,020
   Securities - Taxable                                   134           60             194
   Other interest-earning assets                        (404)          189           (215)
                                                        -----          ---           -----
      Total interest-earning assets                    $1,776         $223          $1,999
                                                        -----          ---           -----
Interest-bearing liabilities:
   Demand and NOW deposits                               $105         $250            $355
   Savings deposits                                      (31)            5            (26)
   Certificate accounts                                   259          132             391
   Borrowings                                             859           42             901
   Other interest-bearing liabilities                     109         2                111
                                                          ---         ----             ---
      Total interest-bearing liabilities               $1,301         $431          $1,732
                                                        -----          ---           -----
Net interest income                                      $475       $(208)            $267
                                                          ===        =====             ===


RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 2000 was $2.17 million or $.36 per diluted common share compared to net income of $2.11 million or $.34 per diluted common share for the same period in 1999. The improvement in earnings over the same period in the prior year was due primarily to the growth in net interest income. This improvement was partially offset by the decrease in gains on sales of loans. In addition to the increase in net income, earnings per share was enhanced through our continued stock repurchase activity. All per share information has been retroactively adjusted to reflect the 10% stock dividend paid on June 30, 1999.

          To supplement the earnings per share information typically disclosed, we are providing "cash" or "tangible" earnings per share as an alternative measure for evaluating our ability to grow tangible capital. The calculations of cash earnings per share were specifically formulated by us and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The cash or tangible EPS for the first quarter of 2000 was $.44 compared to a cash EPS of $.42 for the first quarter of 1999. This measure and the factors influencing its calculation are described more fully in our 1999 Annual Report to Shareholders.

         Net interest income increased $267,000 on a tax equivalent basis for the three months ended March 31, 2000 compared to the same period in 1999. The increase in net interest income was attributable to the positive impact of interest-earning asset volume increases caused by internal growth experienced during 1999 and the first three months of 2000. The improvement in interest income resulting from the increase in the volume of interest-earning assets was partially offset by the increase in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing liabilities resulted from the rise in general market interest rates, as well as an increase in FHLB advances as a percent of total interest-bearing liabilities during the first quarter of 2000 compared to the same period in the prior year. While there was a 26 basis point rise in the cost of interest-bearing liabilities, there was only a 2 basis point rise in the yield on interest-earning assets. The limited improvement in yield on interest-earning assets was due to the increased demand for adjustable-rate mortgage loans during the fourth quarter of 1999 and first quarter of 2000. This lower-yielding portfolio offset the improvement in yield that resulted from the growth in the commercial loan portfolio. Due to the increase in the cost of interest-bearing liabilities and the limited increase in yield on interest-earning assets, we saw a reduction in our net interest rate spread and net interest margin during the first quarter of 2000 compared to the same period in the prior year.

         The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. Although actual losses on loans have not increased compared to the first three months of the prior year, the provision of $330,000 for the three months ended March 31, 2000 compared to $270,000 for the same period in the prior year was in response to the growth achieved in the commercial loan portfolio, which generally involves a greater degree of credit risk than one-to-four family mortgage lending.

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

          Noninterest income decreased to $1.57 million for the three months ended March 31, 2000 from $1.82 million for the same period in 1999. The decrease related primarily to lower gains on sales of mortgage loans. The rising interest rate environment not only caused a reduction in the volume of loans originated for sale but also caused a tightening of the profit margins experienced on the sale of those loans. Noninterest income, other than income from mortgage loan sales, grew during the first quarter of 2000 compared to the same quarter of the prior year by $173,000, representing a 13% increase. This increase was due primarily to the increase in fees on sales of mutual funds and annuities.

          Noninterest expense was relatively stable for the three months ended March 31, 2000 compared to the same period in the prior year. There was a slight increase in compensation and benefits for the periods presented. Improvements in ESOP expense and pension income were offset by increases in salary expense. Due to favorable market conditions, the performance of the pension assets was strong and exceeded the expenses associated with the plan thereby resulting in net pension income. Due to a reduction in premiums within the industry, our FDIC deposit insurance expense decreased during the first quarter of 2000 compared to the same period in the prior year. In addition, tax savings strategies implemented in the first quarter of the year resulted in a decrease in our state single business tax expense. Our efficiency ratio, defined generally as noninterest expense divided by the sum of net interest income and noninterest income, decreased from 60.17% for the three months ended March 31, 1999 to 58.53% for the same period in 2000. This ratio demonstrates that while the absolute dollars of noninterest expense were stable for the period presented, our ability to generate revenues on those dollars improved.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets increased to $3.87 million at March 31, 2000 from $2.10 million at December 31, 1999. The percentage of non-performing assets to total assets was .37% at March 31, 2000 compared to .21% at December 31, 1999. The Corporation's allowance for loan losses as a percentage of non-performing loans at March 31, 2000 was 148.96% compared to 359.21% at December 31, 1999. The increase in non-performing assets was due primarily to the addition of one loan to commercial business loans more than 90 days delinquent and still accruing. Management anticipates that all principal and interest due on this loan will be collected in full.

         The table below sets forth the amounts and categories of non-performing assets at March 31, 2000 and December 31, 1999.

                                                  March 31           December 31
                                                    2000                1999
                                                    ----                ----
                                                     (Dollars in Thousands)

Non-accruing loans:
    One to four family                                $387                $175
    Multi-family and commercial real estate            ---                 ---
    Construction or development                        ---                 ---
    Commercial business                                737                 389
    Consumer                                           227                 323
                                                       ---                 ---
       Total                                         1,351                 887
Accruing loans delinquent more than 90 days:
    One- to four-family                                492                   5
    Multi-family and commercial real estate            ---                 ---
    Construction or development                        ---                 ---
    Commercial business                              1,489                 322
    Consumer                                             3                  98
                                                         -                  --
       Total                                         1,984                 425
                                                     -----                 ---
Foreclosed assets:
    One- to four-family                                258                 536
    Consumer                                           281                 250
                                                       ---                 ---
       Total                                           539                 786
                                                       ---                 ---
Total non-performing assets                         $3,874              $2,098
                                                     =====               =====
Total as a percentage of total assets                  .37%                .21%
                                                       ===                 ===


LIQUIDITY

         We anticipate we will have sufficient funds available to meet current loan commitments through sales, calls and maturities of securities, loan payments and payoffs, and the growth of deposits. If necessary, significant sources of liquidity are available from Federal Home Loan Bank advances and unused lines of credit with correspondent banks. At March 31, 2000, we had commitments to make loans of $25.89 million, unused lines of credit of $105.97 million, and construction loans in process of $49.00 million.

CAPITAL RESOURCES

         AmeriBank is subject to capital requirements in accordance with Bank regulations. There has been no significant change in the level of the Bank's regulatory capital relative to the requirements since December 31, 1999. The Bank remains "well capitalized" under the prompt corrective action regulations.

YEAR 2000 ISSUE

          We successfully completed our Y2K readiness plan and experienced no material issues. All systems and functions have been processing well since January 1, 2000. We will continue to monitor all systems throughout the year.

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

         Senior management and the Board of Directors review AmeriBank's (the Company's operating subsidiary) exposure to interest rate risk on a quarterly basis. We measure interest rate risk by computing estimated changes in net interest income and the net portfolio value of cash flows from assets, liabilities and off-balance sheet items within a range of assumed changes in market interest rates. If estimated changes to net portfolio value and net interest income are not within the limits established by the Board, the Board may direct management to adjust AmeriBank's asset and liability mix to bring interest rate risk within Board approved limits.

         Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates. The tables below present the change in AmeriBank's net portfolio value and net interest income at March 31, 2000 and December 31, 1999, based on internal assumptions, that would occur upon an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.


 March 31, 2000:                        Net Portfolio Value                           Net Interest Income
                                     ------------------------                    --------------------------
    Change in
   Interest Rate                     $ Amount       % Change                     $ Amount          % Change
   (Basis Points)                     in NPV         in NPV                       in NII            in NII
-----------------------------------------------------------------------------------------------------------
       +300                         $ 38,670            -47%                    $ 22,924               -27%
       +200                           53,904            -27                       25,888               -17
       +100                           66,387            -10                       28,684                -8
          0                           73,612            ---                       31,267               ---
       -100                           78,157              6                       33,526                 7
       -200                           82,357             12                       34,976                12
       -300                           87,315             19                       36,317                16

 December 31, 1999:                     Net Portfolio Value                           Net Interest Income
                                     ------------------------                    --------------------------

     Change in
   Interest Rate                     $ Amount       % Change                     $ Amount          % Change
   (Basis Points)                     in NPV         in NPV                       in NII            in NII

       +300                         $ 50,356            -39%                    $ 20,235               -31%
       +200                           60,890            -27                       23,412               -20
       +100                           73,191            -12                       26,468               -10
          0                           83,204            ---                       29,299               ---
       -100                           84,197              1                       31,910                 9
       -200                           90,050              8                       33,703                15
       -300                           97,142             17                       35,349                21

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

         The table identifies only slight changes in our interest rate risk position in the first quarter of 2000 for rate shocks up to 200 basis points either up or down. The table, however, displays an increase in risk for the 300 basis point interest rate shock upward. This increase in risk relates partially to the decrease in the value of our equity at a 0 basis point shock from December 31, 1999 to March 31, 2000. As equity decreases, the percent change in net portfolio value increases for the same dollar amount change in net portfolio value. This dynamic is emphasized at the higher basis point shock levels. Further, the rapid rise in market interest rates during the first quarter has resulted in larger declines than in the past in the value of our adjustable rate mortgage loan portfolio for upward interest rate shocks of over 200 basis points. Most of our adjustable rate mortgage loans contain interest rate adjustment caps of 200 basis points per year. The rapid rise in rates has caused more of these loans to hit their adjustment caps in the computations of their value for the upward interest rate shock of 300 basis points.

         To decrease our exposure to interest rate risk, we are trying to reduce the duration and average life of our interest-earning assets. To achieve this goal, we are emphasizing adjustable-rate mortgage loans and growing our installment and commercial business loan portfolios. In addition, we are underwriting all long-term, fixed rate residential mortgages in accordance with Federal Home Loan Mortgage Corporation guidelines which allows us the flexibility of selling these assets into the secondary market. We are currently selling 30- and 15-year fixed-rate residential mortgage loans as they are originated. With our funding sources, we are attempting to reduce the impact of interest rate changes by emphasizing non-interest bearing products and using longer-term fixed-rate certificates of deposit.

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

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
           See Note 10 of the 1999 Annual Report to Shareholders.

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

Item 6.  Exhibits and Reports on Form 8-K:

           (a) The following exhibits are filed herewith:

                 Exhibit 11- Statement re Computation of Per Share Earnings

                 Exhibit 15 - Letter re unaudited interim financial statement

                 Exhibit 27 - Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K.

              Ottawa filed a Form 8-K dated February 1, 2000 containing a press release announcing the Annual Meeting of Shareholders for the year ended December 31, 1999.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OTTAWA FINANCIAL CORPORATION

Date: MAY 12, 2000                  DOUGLAS J. IVERSON
      -------------------           ------------------------------------
                                    Douglas J. Iverson
                                    Vice Chairman and Chief Executive Officer
                                    (Duly Authorized Officer)

Date: MAY 12, 2000                  JON W. SWETS
      -------------------           ------------------------------------
                                    Jon W. Swets
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------

11                         Statement - Re:  Computation of per share earnings.

15                         Letter re unaudited interim financial information

27                         Financial Data Schedule (electronic filing only)