Form 10-Q
period 2000-06-30
OTTAWA FINANCIAL CORP
filed 2000-08-14
CIK 920604

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes     [X]         No   [  ]

Class:
Common stock, $.01 par value     As of  August 4,  2000,  there  were  6,603,687
                                 shares outstanding.

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

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

      Consolidated Statements of Cash Flows..............................6 - 7

      Notes to the Consolidated Financial Statements.........................8

      Report of Independent Accountants......................................9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS....................................10 - 16

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK............................................................17 - 18

                           Part II - Other Information

OTHER INFORMATION...........................................................19

SIGNATURES..................................................................20

EXHIBIT INDEX...............................................................21

PART 1                         OTTAWA FINANCIAL CORPORATION
Item 1.               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                              June 30, 2000  December 31, 1999
                                                              -------------  -----------------
                                                                  (Dollars in Thousands)
ASSETS
Cash and due from financial institutions                      $20,077            $24,420
Interest-bearing demand deposits in other financial institutions  271              2,069
   Total cash and cash equivalents                             20,348             26,489
Securities available for sale                                  69,305             81,056
Federal Home Loan Bank stock                                   12,056             11,782
Loans held for sale                                               713
Loans receivable, net                                         941,935            856,759
Premises and equipment, net                                    16,469             16,348
Acquisition intangibles                                        11,231             11,828
Other assets                                                   12,567             12,906
                                                               ------             ------
   Total Assets                                            $1,084,624         $1,017,168
                                                            =========          =========

LIABILITIES
Deposits                                                     $738,089           $711,954
Federal Home Loan Bank advances                               238,125            216,353
Federal funds purchased                                        14,159              1,600
Accrued expenses and other liabilities                         14,358              9,429
                                                               ------              -----
   Total Liabilities                                        1,004,731            939,336

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
  10,000,000 shares authorized; issued
  6,603,687 shares at June 30, 2000,
  6,471,617 shares at December 31, 1999                            66                 65
Additional Paid-in Capital                                     79,993             77,562
Retained earnings                                               1,998             10,454
Accumulated other comprehensive income                          (867)              (855)
Employee Stock Ownership Plan (Unallocated Shares)            (1,258)            (1,462)
Management Recognition and Retention Plan (Unearned Shares)      (39)              (215)
Less Cost of Common Stock in
   Treasury - 0 shares at
   June 30, 2000, 376,828 shares at
   December 31, 1999                                            _____            (7,717)
                                                                                 -------

Total Shareholders' Equity                                     79,893             77,832
                                                               ------             ------

Total Liabilities and Shareholders' Equity                 $1,084,624         $1,017,168
                                                            =========          =========

               See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended         Six Months Ended
                                                June 30                   June 30
                                           2000       1999           2000        1999
                                           ----       ----           ----        ----
                                                     (Dollars in Thousands,
                                                      except per share data)
Interest Income
    Loans                                $18,319    $15,293         35,586     $30,540
    Investment securities and
      equity investments                   1,169      1,147          2,339       2,120
    Other interest and dividend income       268        356            519         821
                                             ---        ---            ---         ---
                                          19,756     16,796         38,444      33,481
                                          ------     ------         ------      ------

Interest Expense
    Deposits                               8,516      6,991         16,534      14,291
    Federal Home Loan Bank advances        3,558      2,250          6,757       4,548
    Other                                    154          9            269          12
                                             ---          -            ---          --
                                          12,228      9,250         23,560      18,851
                                          ------      -----         ------      ------
NET INTEREST INCOME                        7,528      7,546         14,884      14,630

Provision for loan losses                    345        285            675         555
                                             ---        ---            ---         ---

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                          7,183      7,261         14,209      14,075
                                           -----      -----         ------      ------

Noninterest income
    Service charges and other fees         1,246      1,143          2,319       2,180
    Mortgage servicing fees                   60         98            122         204
    Gain on sale of loans                     30        151             49         595
    Gain (loss) on sale of securities          -          -              -         (9)
    Fees from sales of mutual funds
      and annuities                          279        232            638         434
    Other                                     31         21             92          66
                                              --         --             --          --
                                           1,646      1,645          3,220       3,470
                                           -----      -----          -----       -----

Noninterest expense
    Compensation and benefits              2,881      2,921          5,841       5,768
    Occupancy                                443        420            845         853
    Furniture, fixtures and equipment        257        324            489         655
    Advertising                              108         75            208         150
    FDIC deposit insurance                    37        101             72         204
    State single business tax                 17        143             35         285
    Data processing                          320        336            639         614
    Professional services                    122         89            257         228
    Acquisition intangibles amortization     298        301            597         602
    Other                                    747        675          1,464       1,316
                                             ---        ---          -----       -----
                                           5,230      5,385         10,447      10,675
                                           -----      -----         ------      ------
INCOME BEFORE FEDERAL
    INCOME TAX EXPENSE                     3,599      3,521          6,982       6,870

Federal income tax expense                 1,273      1,259          2,484       2,495
                                           -----      -----          -----       -----

NET INCOME                                $2,326     $2,262         $4,498      $4,375
                                           =====      =====          =====       =====

Earnings per common share
     Basic                                  $.36       $.34           $.70        $.67
                                             ===        ===            ===         ===
     Diluted                                 .35        .32            .67         .63
                                             ===        ===            ===         ===

Dividends per common share                   .12        .10            .23         .19
                                             ===        ===            ===         ===

               See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                           Three Months Ended         Six Months Ended
                                                                 June 30                   June 30
                                                            2000       1999           2000        1999
                                                            ----       ----           ----        ----
                                                     (Dollars in Thousands)

Net Income                                                $ 2,326    $ 2,262     $ 4,498     $ 4,375

Other comprehensive income, net of tax:

    Unrealized gains (losses) arising during the
         period on securities available for sale              145       (349)        (12)       (461)

    Less:  reclassification adjustment for accumulated
         (gains) losses included in net income                                                     6
                                                          -------    -------     -------     -------

    Unrealized gains (losses) on securities
         available for sale                                   145       (349)        (12)       (455)
                                                          -------    -------     -------     -------

Comprehensive income                                      $ 2,471    $ 1,913     $ 4,486     $ 3,920
                                                          =======    =======     =======     =======






               See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Six Months Ended
                                                                       June 30
                                                                2000           1999
                                                                ----           ----
                                                               (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $4,498         $4,375
   Adjustments to reconcile net income to net cash
      from operating activities
         Depreciation                                             616            660
         Net amortization of security premiums and discounts      131            202
         Amortization of acquisition intangibles                  597            602
         Provision for loan losses                                675            555
         Loss on limited partnership investments                  113             74
         ESOP expense                                             488            576
         MRP expense                                              176            249
         Origination of loans for sale                        (6,276)       (51,711)
         Proceeds from sale of loans originated for sale        5,565         53,653
         Gain on sale of loans                                   (49)          (595)
         (Gain) / Loss on sale of securities                                       9
   Changes in:
         Other assets                                             251        (1,070)
         Other liabilities                                      4,929          1,550
                                                                -----          -----
            Net cash from operating activities                 11,714          9,129


CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
        Purchases                                                            (23,032)
        Maturities, prepayments and calls                      11,583         12,808
        Sales                                                                  1,005
   Purchases of FHLB stock                                      (274)
   Purchases of loans                                        (17,985)        (9,910)
   Loan originations net of principal payments on loans      (67,819)          1,047
   Premises and equipment expenditures, net                     (737)        (1,032)
                                                                -----        -------
      Net cash from investing activities                     (75,232)       (19,114)



                          OTTAWA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    CONTINUED

                                                                Six Months Ended
                                                                     June 30
                                                             2000             1999
                                                             ----             ----
                                                             (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase(decrease) in deposits                       26,135         (15,773)
   Net increase (decrease) in Federal funds purchased       12,559           10,600
   Proceeds from FHLB advances                             124,000           16,000
   Repayment of FHLB advances                            (102,228)         (25,915)
   Proceeds from exercise of stock options                      14              430
   Proceeds from exercise of stock warrants                                   1,072
       Cash paid for exchange of warrants for cash                             (92)
   Cash dividends paid                                     (1,488)          (1,278)
   Purchase of treasury shares                             (1,615)            (513)
                                                           -------            -----
      Net cash from financing activities                    57,377         (15,469)
                                                            ------         --------

Net change in cash and cash equivalents                    (6,141)         (25,454)
Cash and cash equivalents at beginning of year              26,489           42,225
                                                            ------           ------

Cash and cash equivalents at end of year                   $20,348          $16,771
                                                            ======           ======

Supplemental disclosures of cash flow information
   Cash paid during the year for
      Interest                                             $22,059          $19,402
      Income taxes                                           2,925            2,450




          See accompanying notes to consolidated financial statements.

                          OTTAWA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           QUARTER ENDED JUNE 30, 2000

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

      These interim financial statements are not audited and reflect all adjustments which, in management's opinion, are necessary to present fairly the consolidated financial position of Ottawa at June 30, 2000, and its results of operations, cash flows, and comprehensive income for the periods presented. All adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not contain all the necessary financial disclosures required by generally accepted accounting principles and should be read with the consolidated financial statements and notes of Ottawa Financial Corporation for the year ended December 31, 1999.

      The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

      Amounts reported as basic earnings per common share reflect the earnings available to common shareholders for the period divided by the weighted average number of common shares outstanding during the period. Common shares outstanding includes issued shares less shares held in the treasury and unallocated shares held by the employee stock ownership plan. Diluted earnings per common share include the shares that would be outstanding assuming exercise of dilutive stock options and warrants. All share and per share information has been retroactively adjusted to reflect the 10% stock dividend paid on June 30, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Ottawa Financial Corporation
Holland, Michigan


We have reviewed the consolidated statement of financial condition of Ottawa Financial Corporation as of June 30, 2000, and the related consolidated statements of operations and comprehensive income for the quarter and year-to-date periods ended June 30, 2000 and 1999, and the related consolidated statements of cash flows for the year-to-date periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




                                          Crowe, Chizek and Company LLP

Grand Rapids, Michigan
July 14, 2000

Item 2
                          OTTAWA FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion compares the financial condition of Ottawa Financial Corporation and its wholly owned subsidiary, AmeriBank at June 30, 2000 to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000, compared to the same period in 1999. This discussion should be read with the interim consolidated condensed financial statements and footnotes attached.

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

FINANCIAL CONDITION

      Total assets increased to $1.08 billion at June 30, 2000 from $1.02 billion at December 31, 1999. This growth was in the loan portfolio and was funded primarily from the growth in deposits, additional borrowings from the Federal Home Loan Bank and the reduction in low-yielding investable funds.

      Net loans receivable increased to $941.94 million at June 30, 2000 from $856.76 million at December 31, 1999. Through our focus on the development of our commercial and business banking services, as well as healthy loan demand in our market area, we were able to grow our commercial business and commercial real estate portfolio by $41.69 million during the first six months of 2000. This growth was accompanied by the increase in the residential mortgage portfolio of $39.45 million during the same period. The combination of rising interest rates and loan demand in our market area caused a shift in our residential mortgage portfolio from fixed-rate loans to adjustable-rate loans. Since we sell almost all of our 15 and 30 year term fixed rate mortgage loan production and retain for our portfolio adjustable rate mortgage loan production, we saw an increase in our overall mortgage loan portfolio.

      Deposits increased to $738.09 million at June 30, 2000 from $711.95 million at December 31, 1999. The growth was primarily in certificates of deposit, and to a lesser extent in commercial checking and money market savings accounts. Commercial checking accounts grew by $4.22 million during the first half of this year. This represents a 19% growth rate and is due to our increased emphasis on growing commercial deposit relationships and partly as a by-product of our growth in commercial lending. The deposit growth was supplemented by the use of Federal Home Loan Bank advances and the reduction in low-yielding investable funds to fund the loan growth discussed above.

      The primary component of growth in shareholders' equity for the six months ended June 30, 2000 was net income. The increase was partially offset by cash dividends declared and additional repurchases of common stock.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

      This table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing liabilities and the rates paid on those liabilities. All average balances are daily average balances.


                                    Six Months Ended                   Six Months Ended
                                      June 30, 2000                      June 30, 1999
                               ------------------------------ -----------------------------
                                 Average    Interest            Average    Interest
                               Outstanding  Earned/   Yield/  Outstanding  Earned/  Yield/
                                 Balance     Paid     Rate      Balance     Paid    Rate
                                 -------     ----     ----      -------     ----    ----
                                                   (Dollars in Thousands)
Interest-Earning Assets:

  Loans receivable (1) (2)      $900,449   $ 35,602   7.91%   $775,764   $ 30,557   7.91%

  Securities (2)                  76,217      2,341   6.14      72,922      2,127   5.83

  Other interest-earning          12,750        519   8.14      25,808        821   6.42
                                --------   --------   ----    --------   --------   ----

    Total interest-earning      $989,416   $ 38,462   7.77%   $874,494   $ 33,505   7.69%
                                --------   --------   ----    --------   --------   ----

Interest-Bearing Liabilities:

  Demand and NOW deposits       $213,918   $  4,196   3.92%   $202,696   $  3,408   3.39%

  Savings deposits                47,404        413   1.74      54,020        463   1.73

  Certificate accounts           416,991     11,925   5.72     386,580     10,420   5.44

  FHLB advances                  221,275      6,757   6.11     156,461      4,548   5.86

  Other interest-bearing           7,661        269   6.97         339         12   6.98
                                --------   --------   ----    --------   --------   ----

    Total interest-bearing      $907,249   $ 23,560   5.21%   $800,096   $ 18,851   4.75%
                                --------   --------   ----    --------   --------   ----

  Net interest income                      $ 14,902                      $ 14,654
                                             ======                        ======

  Net interest rate spread                           2.56%                          2.94%
                                                     ====                           ====

  Net earning assets            $ 82,167                      $ 74,398
                                 =======                        ======

  Net yield on average
    interest-earning assets                          3.01%                          3.36%
                                                     ====                           ====
  Average interest-earning
    assets to average interest-
    bearing liabilities                      1.09x                          1.09x
                                             =====                          =====

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


                                                  Six Months Ended
                                                      June 30
                                                    2000 vs. 1999
                                           -------------------------------
                                                Increase
                                               (Decrease)
                                                 Due to
                                           ------------------
                                                                  Total
                                            Volume      Rate     Increase
                                                                (Decrease)
                                           -------------------------------
                                                (Dollars in Thousands)
Interest-earning assets:
   Loans receivable                        $ 4,929    $   116    $ 5,045
   Securities - Taxable                         98        116        214
   Other interest-earning assets              (675)       373       (302)
                                           -------    -------    -------
      Total interest-earning assets        $ 4,352    $   605    $ 4,957
                                           =======    =======    =======
Interest-bearing liabilities:
   Demand and NOW deposits                 $   196    $   592    $   788
   Savings deposits                            (58)         8        (50)
   Certificate accounts                        848        657      1,505
   Borrowings                                1,969        240      2,209
   Other interest-bearing liabilities          257         --        257
                                           -------    -------    -------
      Total interest-bearing liabilities   $ 3,212    $ 1,497    $ 4,709
                                           =======    =======    =======
Net interest income                        $ 1,140    $  (892)   $   248
                                           =======    =======    =======


RESULTS OF OPERATIONS

      Net income for the quarter ended June 30, 2000 was $2.33 million or $.35 per diluted common share compared to net income of $2.26 million or $.32 per diluted common share for the same period in 1999. Net income for the six months ended June 30, 2000 was $4.50 million or $.67 per diluted common share compared to net income of $4.38 million or $.63 per diluted common share for the same period in 1999. The improvement in earnings over the same periods in the prior year was due to a combination of growth in net interest income in the first quarter and noninterrest expense reductions during both the first and second quarters. In addition to the increase in net income, earnings per share was enhanced through our continued stock repurchase activity. All per share information has been retroactively adjusted to reflect the 10% stock dividend paid on June 30, 2000.

       To supplement the earnings per share information typically disclosed, we are providing "cash" or "tangible" earnings per share as an alternative measure for evaluating our ability to grow tangible capital. The calculations of cash earnings per share were specifically formulated by us and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The cash or tangible EPS for the second quarter and first six months of 2000 were $.42 and $.81 compared to a cash EPS of $.40 and $.79 for the same periods in the prior year. This measure and the factors influencing its calculation are described more fully in our 1999 Annual Report to Shareholders.

      Net interest income increased $248,000 on a tax equivalent basis for the six months ended June 30, 2000 compared to the same period in 1999. The increase in net interest income was attributable to the positive impact of interest-earning asset volume increases caused by internal growth experienced during the first six months of 2000. The improvement in interest income resulting from the increase in the volume of interest-earning assets was partially offset by the increase in both the volume and cost of interest-bearing liabilities. The increase in the cost of interest-bearing liabilities resulted from the rise in general market interest rates, as well as an increase in FHLB advances as a percent of total interest-bearing liabilities during the first six months of 2000 compared to the same period in the prior year. While there was a 46 basis point rise in the cost of interest-bearing liabilities, there was only a 8 basis point rise in the yield on interest-earning assets. The limited improvement in yield on interest-earning assets was due to the increased demand for adjustable-rate mortgage loans during the first six months of 2000. This lower-yielding portfolio offset the improvement in yield that resulted from the growth in the commercial loan portfolio. Due to the increase in the cost of interest-bearing liabilities and the limited increase in yield on interest-earning assets, we saw a reduction in our net interest rate spread and net interest margin during the first six months of 2000 compared to the same period in the prior year.

      The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. Although actual losses on loans have not increased compared to the first six months of the prior year, the provision of $675,000 for the six months ended June 30, 2000 compared to $555,000 for the same period in the prior year was in response to the growth achieved in the commercial loan portfolio, which generally involves a greater degree of credit risk than one-to-four family mortgage lending.

      The allowance is maintained by management at a level considered adequate to cover possible loan losses that are currently anticipated based on past loss experience, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. Although the level of non-performing assets is considered in establishing the allowance for loan losses balance, variations in non-performing loans have not been meaningful based upon our past loss experience and, as such, have not had a significant impact on the overall level of the allowance for loan losses. Delinquent loans more than 90 days are put on non-accrual status unless they are adequately collateralized and in the process of collection (see discussion on Non-Performing Assets and Allowance for Loan Losses below).

       Noninterest income decreased to $3.22 million for the six months ended June 30, 2000 from $3.47 million for the same period in 1999. The decrease related primarily to lower gains on sales of mortgage loans which fell by $546,000 compared to the first six months of 1999. The rising interest rate environment caused a shift in the mix of our mortgage loan originations from fixed-rate to adjustable-rate loans. Since we retain adjustable-rate mortgage loans for our portfolio, our loan sale volume decreased. Noninterest income, other than income from mortgage loan sales, grew during the second quarter and the first six months of 2000 compared to the same periods of the prior year. This growth was due primarily to the increase in fees on sales of mutual funds and annuities.

       Noninterest expense decreased for the quarter and the six months ended June 30, 2000 compared to the same periods in the prior year. Compensation and benefits expense was relatively stable for the periods presented. Improvements in ESOP expense and pension income were offset by increases in salary expense. Due to favorable market conditions, the performance of the pension assets was strong and exceeded the expenses associated with the plan thereby resulting in net pension income. Due to a reduction in premiums within the industry, our FDIC deposit insurance expense decreased during the second quarter and the first six months of 2000 compared to the same periods in the prior year. In addition, tax savings strategies implemented in the first quarter of the year resulted in a decrease in our state single business tax expense. Our efficiency ratio, defined generally as noninterest expense divided by the sum of net interest income and noninterest income, decreased from 59.08% for the six months ended June 30, 1999 to 57.75% for the same period in 2000. This improvement in our efficiency ratio is a result of these favorable reductions in noninterest expenses.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      Non-performing assets increased to $3.59 million at June 30, 2000 from $2.10 million at December 31, 1999. The percentage of non-performing assets to total assets was .33% at June 30, 2000 compared to .21% at December 31, 1999. The Corporation's allowance for loan losses as a percentage of non-performing loans at June 30, 2000 was 168.08% compared to 359.21% at December 31, 1999. The increase in non-performing assets was due primarily to the addition of one loan to non-accruing commercial business loans. Management anticipates based on collateral value that all principal and interest due on this loan will be collected in full.

      The table below sets forth the amounts and categories of non-performing assets at June 30, 2000 and December 31, 1999.

                                                      June 30      December 31
                                                       2000           1999
                                                       ----           ----
                    (Dollars in Thousands)

      Non-accruing loans:
         One to four family                             $547           $175
         Multi-family and commercial real estate           -              -
         Construction or development                       -              -
         Commercial business                           2,333            389
         Consumer                                        131            323
                                                         ---            ---
           Total                                       3,011            887
      Accruing loans delinquent more than 90 days:
         One- to four-family                               -              5
         Multi-family and commercial real estate          78              -
         Construction or development                       -              -
         Commercial business                               -            322
         Consumer                                         -              98
                                                        ----            ---
           Total                                          78            425
                                                          --            ---
      Foreclosed assets:
         One- to four-family                             274            536
         Consumer                                        229            250
                                                         ---            ---
           Total                                         503            786
                                                         ---            ---
      Total non-performing assets                     $3,592         $2,098
                                                       =====          =====
      Total as a percentage of total assets            .33 %            .21%
                                                       ====             ===


LIQUIDITY

      We anticipate we will have sufficient funds available to meet current loan commitments through sales, calls and maturities of securities, loan payments and payoffs, and the growth of deposits. If necessary, significant sources of liquidity are available from Federal Home Loan Bank advances and unused lines of credit with correspondent banks. At June 30, 2000, we had commitments to make loans of $12.43 million, unused lines of credit of $79.29 million, and construction loans in process of $54.40 million.

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

      Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates. The tables below present the change in AmeriBank's net portfolio value and net interest income at June 30, 2000 and December 31, 1999, based on internal assumptions, that would occur upon an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.



 JUNE 30, 2000:         Net Portfolio Value             Net Interest Income
                        -------------------             -------------------
  Change in
Interest Rate           $ Amount   % Change           $ Amount    % Change
(Basis Points)           in NPV     in NPV             in NII      in NII
---------------------------------------------------------------------------
    +300               $31,404       -55 %           $20,601         -32 %
    +200                47,946       -32              24,035         -21
    +100                61,265       -13              27,313         -10
       0                70,402       ---              30,390         ---
    -100                78,611        12              33,155           9
    -200                83,112        18              35,122          16
    -300                89,564        27              36,942          22


 DECEMBER 31, 1999:     Net Portfolio Value             Net Interest Income
                        -------------------             -------------------
  Change in
Interest Rate           $ Amount   % Change           $ Amount    % Change
(Basis Points)           in NPV     in NPV             in NII      in NII
---------------------------------------------------------------------------
    +300              $ 50,356       -39 %          $ 20,235         -31 %
    +200                60,890       -27              23,412         -20
    +100                73,191       -12              26,468         -10
       0                83,204       ---              29,299         ---
    -100                84,197         1              31,910           9
    -200                90,050         8              33,703          15
    -300                97,142        17              35,349          21

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

      The table identifies slight increases in our interest rate risk for the first six months of 2000 for rate shocks up to 200 basis points either up or down. The table, however, displays a larger increase in risk for the 300 basis point interest rate shock upward. This increase in risk relates partially to the decrease in the value of our equity at a 0 basis point shock from December 31, 1999 to June 30, 2000. As equity decreases, the percent change in net portfolio value increases for the same dollar amount change in net portfolio value. This dynamic is emphasized at the higher basis point shock levels. Further, the rapid rise in market interest rates during the first six months of 2000 has resulted in larger declines than in the past in the value of our adjustable rate residential mortgage loan portfolio for upward interest rate shocks of over 200 basis points. Most of our adjustable rate mortgage loans contain interest rate adjustment caps of 200 basis points per year. The rapid rise in rates has caused more of these loans to hit their adjustment caps in the computations of their value for the upward interest rate shock of 300 basis points. Finally, the significant growth in our adjustable rate residential mortgage portfolio, given the rate adjustment caps and the rising interest rate environment, has caused an increase in our interest rate risk.

      To decrease our exposure to interest rate risk, we are trying to reduce the duration and average life of our interest-earning assets. To achieve this goal, we are emphasizing growth in our installment and commercial business loan portfolios. In addition, we are underwriting all long-term, fixed rate and adjustable rate residential mortgages in accordance with Federal Home Loan Mortgage Corporation guidelines which allows us the flexibility of selling these assets into the secondary market. We have been and will continue to sell 30- and 15-year fixed-rate residential mortgage loans as they are originated. In addition, beginning June 1, 2000 we have been selling our adjustable rate residential mortgage loans as they are originated. With our funding sources, we are attempting to reduce the impact of interest rate changes by emphasizing non-interest bearing products and using longer-term fixed-rate certificates of deposit.

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

                          OTTAWA FINANCIAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

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

Item 4.     Submission of Matters to a Vote of Security Holders:
            On April 25, 2000, Ottawa Financial Corporation held its Annual Meeting of Shareholders ("Meeting").

            Shareholders of the Corporation voted on the following matters at the Meeting:

  Election of Directors                      Votes For         Votes Withheld
  ---------------------                      ---------         --------------
  Gordon H. Cunningham                       5,137,646              44,858
   B. Patrick Donnelly, III                  5,138,918              43,586
  Robert D. Kolk                             5,159,294              23,210

  Ratification of the appointment            Votes For   Votes Against   Abstain
  of Crowe, Chizek and Company LLP as        ---------   -------------   -------
  independent auditors of the Corporation    5,156,593      11,556       14,355

Item 5.     Other Information:
            There are no matters required to be reported under this item.

Item 6.     Exhibits and Reports on Form 8-K:

            (a) The following exhibits are filed herewith:

                   Exhibit 11- Statement - Re: Computation of Per Share Earnings

                   Exhibit 15 - Letter re unaudited interim financial statements

                   Exhibit 27 - Financial Data Schedule (electronic filing only)

(b)   Reports on Form 8-K.

                   Ottawa filed a Form 8-K dated May 24, 2000 containing a press release announcing a 10% stock dividend and a cash dividend of $0.12 per share payable on June 30, 2000 to shareholders of record on June 14, 2000.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OTTAWA FINANCIAL CORPORATION

Date:  August 11, 2000        Douglas J. Iverson
      ----------------        -----------------------------------
                              Douglas J. Iverson
                              Vice Chairman and Chief Executive Officer
                              (Duly Authorized Officer)

Date:  August 11, 2000        Jon W. Swets
      ----------------        -----------------------------------
                              Jon W. Swets
                              Chief Financial Officer
                              (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------


11                      Statement - Re:  Computation of per share earnings

15                      Awareness Letter from Crowe, Chizek & Company LLP

27                      Financial Data Schedule (electronic filing only)