Form 10-Q
period 2000-09-30
OTTAWA FINANCIAL CORP
filed 2000-11-14
CIK 920604

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2000

Commission File Number  0-24118

OTTAWA FINANCIAL CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	38-3172166
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

245 Central Avenue, Holland, Michigan 49423

(Address of principal executive offices)
(ZIP Code)

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

Yes     X       No

Indiate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: Common stock, $.01 par value	Outstanding at October 31, 2000 6,724,559 shares outstanding.

NEXT PAGE

OTTAWA FINANCIAL CORPORATION

FORM 10-Q
Quarter Ended September 30, 2000

Part I - Financial Information

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

Page
ITEM 1 - FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition	3
Consolidated Statements of Operations	4
Consolidated Statements of Comprehensive Income	5
Consolidated Statements of Cash Flows	6 - 7
Notes to the Consolidated Financial Statements	8
Report of Independent Accountants	9
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 - 16
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17 - 18
Part II - Other Information
OTHER INFORMATION	19
SIGNATURES	19
EXHIBIT INDEX	20

NEXT PAGE

PART 1
Item 1.

OTTAWA FINANCIAL CORPORATION
Consolidated Statements of Financial Condition
(Unaudited)

	September 30, 2000	December 31, 1999
	(Dollars in Thousands)
ASSETS
Cash and due from financial institutions	$16,681	$24,420
Interest-bearing demand deposits in other financial institutions	1,002	2,069
Total cash and cash equivalents	17,683	26,489
Securities available for sale	66,270	81,056
Federal Home Loan Bank stock	12,206	11,782
Loans held for sale	1,186
Loans receivable, net	964,570	856,759
Premises and equipment, net	17,737	16,348
Acquisition intangibles	10,933	11,828
Other assets	12,957	12,906
Total Assets	$1,103,542	$1,017,168
LIABILITIES
Deposits	$732,759	$711,954
Federal Home Loan Bank advances	181,125	216,353
Federal funds purchased	92,825	1,600
Accrued expenses and other liabilities	13,637	9,429
Total Liabilities	1,020,346	939,336
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value; 8,000,000 shares authorized; issued 6,724,105 shares at September 30, 2000, 6,471,617 shares at December 31, 1999	67	65
Additional Paid-in Capital	81,366	77,562
Retained earnings, substantially restricted	3,454	10,454
Accumulated other comprehensive income	(507)	(855)
Employee Stock Ownership Plan (Unallocated Shares)	(1,158)	(1,462)
Management Recognition and Retention Plan (Unearned Shares)	(26)	(215)
Less Cost of Common Stock in Treasury - 0 shares at September 30, 2000, 376,828 shares at December 31, 1999		(7,717)
Total Shareholders' Equity	83,196	77,832
Total Liabilities and Shareholders' Equity	$1,103,542	$1,017,168

See accompanying notes to consolidated financial statements.

NEXT PAGE

OTTAWA FINANCIAL CORPORATION
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
	(Dollars in Thousands, except per share data)
Interest Income
Loans	$19,271	$15,865	$54,856	$46,405
Investment securities and equity investments	1,074	1,204	3,413	3,325
Other interest and dividend income	276	274	796	1,094
	20,621	17,343	59,065	50,824
Interest Expense
Deposits	8,896	6,920	25,430	21,211
Federal Home Loan Bank advances	3,750	2,518	10,507	7,066
Other	419	74	688	86
	13,065	9,512	36,625	28,363
Net interest income	7,556	7,831	22,440	22,461
Provision for loan losses	360	300	1,035	855
Net interest income after provision for loan losses	7,196	7,531	21,405	21,606
Noninterest income
Service charges and other fees	1,185	1,183	3,504	3,362
Mortgage servicing fees	57	98	178	302
Gain (loss) on sale of loans	78	(3)	127	592
Gain (loss) on sale of securities				(9)
Fees from sales of mutual funds and annuities	208	270	846	704
Other	57	11	150	78
	1,585	1,559	4,805	5,029
Noninterest expense
Compensation and benefits	2,752	2,742	8,593	8,510
Occupancy	438	426	1,283	1,279
Furniture, fixtures and equipment	255	329	744	985
Advertising	109	75	317	225
FDIC deposit insurance	38	99	110	302
State single business tax	17	143	52	428
Data processing	322	332	961	946
Professional services	257	96	514	323
Acquisition intangibles amortization	298	301	895	903
Other	780	690	2,243	2,006
	5,266	5,233	15,712	15,907
Income before federal income tax expense	3,515	3,857	10,498	10,728
Federal income tax expense	1,280	1,372	3,765	3,868
Net income	$2,235	$2,485	$6,733	$6,860
Earnings per common share
Basic	$.34	$.38	$1.04	$1.04
Diluted	.33	.36	1.00	.98
Dividends per common share	.12	.11	.35	.3 0

See accompanying notes to consolidated financial statements.

NEXT PAGE

OTTAWA FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
	(Dollars in Thousands)
Net Income	$2,235	$2,485	$6,733	$6,860
Other comprehensive income, net of tax:
Unrealized gains (losses) arising during the period on securities available for sale	360	(126)	348	(587)
Less: reclassification adjustment for accumulated (gains) losses included in net income				6
Unrealized gains (losses) on securities available for sale	360	(126)	348	(581)
Comprehensive income	$2,595	$2,359	$7,081	$6,279

See accompanying notes to consolidated financial statements.

NEXT PAGE

OTTAWA FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2000	1999
	(Dollars in Thousands)
Cash flows from operating activities
Net income	$6,733	$6,860
Adjustments to reconcile net income to net cash from operating activities
Depreciation	946	990
Net amortization of security premiums and discounts	32	281
Amortization of acquisition intangibles	895	903
Provision for loan losses	1,035	855
Loss on limited partnership investments	170	212
ESOP expense	776	887
MRP expense	189	373
Origination of loans for sale	(15,362)	(60,409)
Proceeds from sale of loans originated for sale	14,181	61,629
Gain on sale of loans	(127)	(592)
Loss on sale of securities		9
Changes in:
Other assets	(388)	(1,217)
Other liabilities	4,208	1,154
Net cash from operating activities	13,288	11,935
Cash flows from investing activities
Activity in available-for-sale securities:
Purchases		(36,993)
Maturities, prepayments and calls	15,269	18,429
Sales		1,005
Purchases of FHLB stock	(424)
Purchases of loans	(17,985)	(9,910)
Loan originations net of principal payments on loans	(90,739)	(30,052)
Premises and equipment expenditures, net	(2,335)	(1,505)
Net cash from investing activities	(96,214)	(59,026)

NEXT PAGE

OTTAWA FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
Continued

	Nine Months Ended September 30
	2000	1999
	(Dollars in Thousands)
Cash flows from financing activities
Net increase(decrease) in deposits	20,805	(19,845)
Net increase in Federal funds purchased	91,225	14,000
Proceeds from FHLB advances	149,000	62,000
Repayment of FHLB advances	(184,228)	(30,915)
Proceeds from exercise of stock options	1,200	445
Proceeds from exercise of stock warrants		1,078
Cash paid for exchange of warrants		(92)
Cash dividends paid	(2,267)	(1,988)
Purchase of treasury shares	(1,615)	(3,329)
Net cash from financing activities	74,120	21,354
Net change in cash and cash equivalents	(8,806)	(25,737)
Cash and cash equivalents at beginning of period	26,489	42,225
Cash and cash equivalents at end of period	$17,683	$16,488
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$34,629	$28,710
Income taxes	4,000	3,700

See accompanying notes to consolidated financial statements.

NEXT PAGE

OTTAWA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Quarter Ended September 30, 2000

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The financial statements reflect the consolidated financial condition and results of operations of Ottawa Financial Corporation, AmeriBank and AmeriBank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       As of January 1, 2000, AmeriBank's residential mortgage lending operations were segregated and transferred to AmeriBank Mortgage Company, a wholly-owned subsidiary of AmeriBank. The operations of AmeriBank Mortgage Company include originating and selling residential mortgage loans.

       These interim financial statements are not audited and reflect all adjustments which, in management's opinion, are necessary to present fairly the consolidated financial position of Ottawa at September 30, 2000, and its results of operations, cash flows, and comprehensive income for the periods presented. All adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not contain all the necessary financial disclosures required by generally accepted accounting principles and should be read with the consolidated financial statements and notes of Ottawa Financial Corporation for the year ended December 31, 1999.

       The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

       Amounts reported as basic earnings per common share reflect the earnings available to common shareholders for the period divided by the weighted average number of common shares outstanding during the period. Common shares outstanding includes issued shares less shares held in the treasury and unallocated shares held by the employee stock ownership plan. The computation of diluted earnings per common share includes the shares that would be outstanding assuming exercise of dilutive stock options and warrants. All share and per share information has been retroactively adjusted to reflect the 10% stock dividend paid on June 30, 2000.

NOTE 2 - PENDING MERGER WITH FIFTH THIRD BANK

       On August 31, 2000, Ottawa Financial Corporation and Fifth Third Bank signed an agreement whereby Fifth Third would acquire Ottawa. The transaction will be accounted for as a purchase. The agreement calls for Ottawa shareholders to receive .54 of a share of Fifth Third common stock for each share of Ottawa common stock, with a minimum value of $22.01 per share. The boards of directors of both companies have approved the agreement, however, the acquisition is contingent upon the adoption of the agreement by Ottawa shareholders and the approval of the transaction by regulatory authorities.

       Fifth Third is a diversified financial services company headquartered in Cincinnati, Ohio. Fifth Third has $44 billion in assets, operates 14 affiliate banks with 639 full-service Banking Centers and 1,400 ATMs in the Midwest, Florida and Arizona. Fifth Third operates four main businesses: Retail, Commercial, Investment Advisors and Midwest Payment Systems, the Bank's data processing subsidiary.

NEXT PAGE

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Ottawa Financial Corporation
Holland, Michigan

We have reviewed the consolidated statement of financial condition of Ottawa Financial Corporation as of September 30, 2000, and the related consolidated statements of operations and comprehensive income for the quarter and year-to-date periods ended September 30, 2000 and 1999, and the related consolidated statements of cash flows for the year-to-date periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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
October 16, 2000

NEXT PAGE

Item 2

OTTAWA FINANCIAL CORPORATION
Management's Discussion and Analysis
of Financial Condition and Results of Operations

Pending Merger

       On August 31, 2000, Ottawa Financial Corporation and Fifth Third Bank signed an agreement whereby Fifth Third would acquire Ottawa. The transaction will be accounted for as a purchase. The agreement calls for Ottawa shareholders to receive .54 of a share of Fifth Third common stock for each share of Ottawa common stock, with a minimum value of $22.01 per share. The boards of directors of both companies have approved the agreement, however, the acquisition is contingent upon the adoption of the agreement by Ottawa shareholders and the approval of the transaction by regulatory authorities.

       Fifth Third is a diversified financial services company headquartered in Cincinnati, Ohio. Fifth Third has $44 billion in assets, operates 14 affiliate banks with 640 full-service Banking Centers and 1,400 ATMs in the Midwest, Florida and Arizona. Fifth Third operates four main businesses: Retail, Commercial, Investment Advisors and Midwest Payment Systems, the Bank's data processing subsidiary.

General

       The following discussion compares the financial condition of Ottawa Financial Corporation and its wholly owned subsidiary, AmeriBank at September 30, 2000 and December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000, compared to the same periods in 1999. This discussion should be read with the interim consolidated condensed financial statements and footnotes attached.

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

NEXT PAGE

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
  the impact of technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.

Financial Condition

       Total assets increased to $1.10 billion at September 30, 2000 from $1.02 billion at December 31, 1999. This growth was in the loan portfolio and was funded primarily with federal funds purchased, and to a lesser extent through the growth in deposits and the use of low-yielding investable funds.

       Net loans receivable increased to $964.57 million at September 30, 2000 from $856.76 million at December 31, 1999. Through our focus on the development of our commercial and business banking services, as well as healthy loan demand in our market area, we were able to grow our commercial business and commercial real estate portfolio by $64.18 million during the first nine months of 2000. This growth was accompanied by an increase in our residential mortgage loan portfolio of $35.36 million during the same period. While the fixed-rate portion of the residential mortgage loan portfolio declined, the adjustable-rate portion grew as a result of rising interest rates earlier in the year and loan demand in our market area.

       Deposits increased to $732.76 million at September 30, 2000 from $711.95 million at December 31, 1999. The growth was in certificates of deposit, commercial checking and money market savings accounts. Commercial checking accounts grew by $5.61 million during the first nine months of this year due to our increased emphasis on growing commercial deposit relationships and partly as a by-product of our growth in commercial lending.

       The decrease of $35.23 million in Federal Home Loan Bank advances was due to refinancing the daily adjustable rate portion of such advances into Federal funds purchased upon substantially the same terms but at a slightly reduced interest rate. Additional federal funds of $56.00 million were purchased to supplement the growth in deposits used to fund the loan growth discussed above.

       The primary components of growth in shareholders' equity for the nine months ended September 30, 2000 related to net income, as well as proceeds received from the exercise of stock options. The increases were partially offset by cash dividends declared and additional repurchases of common stock.

NEXT PAGE

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

	Nine Months Ended September 30, 2000			Nine Months Ended September 30, 1999
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable	$917,346	$54,880	7.98%	$782,177	$46,432	7.92%
Securities	73,580	3,415	6.19	76,531	3,332	5.81
Other interest-earning assets	12,850	796	8.26	21,121	1,094	6.93
Total interest-earning assets	$1,003,776	$59,091	7.84%	$879,829	$50,858	7.71%
Interest-Bearing Liabilities:
Demand and NOW deposits	$215,525	$6,518	4.03%	$204,980	$5,226	3.41%
Savings deposits	47,261	619	1.75	53,731	692	1.72
Certificate accounts	418,338	18,293	5.83	380,45 0	15,293	5.37
FHLB advances	224,564	10,507	6.24	161,810	7,066	5.84
Other interest-bearing liabilities	13,735	688	6.68	2,197	86	5.22
Total interest-bearing liabilities	$919,423	$36,625	5.31%	$803,168	$28,363	4.72%
Net interest income		$22,466			$22,495
Net interest rate spread			2.53%			2.99%
Net earning assets	$84,353			$76,661
Net yield on average interest-earning assets			2.98%			3.41%
Average interest-earning assets to average interest-bearing liabilities	1.09x			1.10x

NEXT PAGE

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

	Nine Months Ended September 30 2000 vs. 1999
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$8,084	$364	$8,448
Securities - Taxable	(117)	200	83
Other interest-earning assets	(596)	298	(298)
Total interest-earning assets	$7,371	$862	$8,233
Interest-bearing liabilities:
Demand and NOW deposits	280	1,012	1,292
Savings deposits	(85)	12	(73)
Certificate accounts	1,594	1,406	3,000
Borrowings	2,906	535	3,441
Other interest-bearing liabilities	572	30	602
Total interest-bearing liabilities	$5,267	$2,995	$8,262
Net interest income	$2,104	$(2,133)	$(29)

Results of Operations

       Net income for the quarter ended September 30, 2000 was $2.24 million or $.33 per diluted common share compared to net income of $2.49 million or $.36 per diluted common share for the same period in 1999. Net income for the nine months ended September 30, 2000 was $6.73 million or $1.00 per diluted common share compared to net income of $6.86 million or $.98 per diluted common share for the same period in 1999. The decrease in the Corporation's net income for the quarter ended September 30, 2000 compared to the same period of the prior year was largely due to the decline in net interest income, expenses relating to the pending merger with Fifth Third Bank as well as the effect of Management's priorities and focus on the proceedings associated with the merger. For the nine months ended September 30, 2000, the decline in net interest income was accompanied by a decrease in gains on sales of loans and offset by a reduction in noninterest expenses compared to the same period of the prior year. All per share information has been retroactively adjusted to reflect the 10% stock dividend paid on June 30, 2000.

NEXT PAGE

       To supplement the earnings per share information typically disclosed, we provide "cash" or "tangible" earnings per share as an alternative measure for evaluating the Corporation's ability to grow tangible capital. The calculations of cash earnings per share are specifically formulated by us and may not be comparable to similarly titled measures reported by other companies. This measure is not intended to reflect cash flow per share. The "cash" or "tangible" earnings per share for the third quarter of 2000 was $.40, which was $.07 per share higher than the diluted earnings per share, compared to a cash earnings per share of $.44 for the third quarter of 1999. The cash or tangible earnings per share for the nine months ended September 30, 2000 was $1.22, which was $.22 per share higher than the diluted earnings per share, compared to a cash earnings per share of $1.22 for the same period in 1999. This measure and the factors influencing its calculation are described more fully in the 1999 Annual Report to Shareholders.

       Net interest income decreased $29,000 on a tax equivalent basis for the nine months ended September 30, 2000 compared to the same period in 1999. The healthy growth in earning assets, especially in the commercial lending portfolio, was overcome by the effect of the sharp increases in short-term interest rates by the Federal Reserve earlier in the year causing an overall reduction in net interest income compared to the same period in the prior year. The increase in the cost of interest-bearing liabilities resulted from the rise in general market interest rates, as well as an increase in FHLB advances and federal funds purchased as a percent of total interest-bearing liabilities during the first nine months of 2000 compared to the same period in the prior year. While there was a 59 basis point rise in the cost of interest-bearing liabilities, there was only a 13 basis point rise in the yield on interest-earning assets. The limited improvement in yield on interest-earning assets was due to the increased demand for, and our resulting growth in, adjustable-rate mortgage loans during the first nine months of 2000. Competitive initial rates on adjustable-rate mortgages were low relative to other loan products and the overall yield of our total loan portfolio, and as a result, these lower-yielding originations offset the improvement in yield that resulted from the growth in the commercial loan portfolio. Due the increase in the cost of interest-bearing liabilities and the limited increase in yield on interest-earning assets, we saw a reduction in our net interest rate spread and net interest margin during the first nine months of 2000 compared to the same period of the prior year.

       The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. Although actual losses on loans for the nine months ended September 30, 2000 are comparable to actual losses for the same period of the prior year, the provision of $1.04 million for the nine months ended September 30, 2000 compared to $855,000 for the same period of the prior year was in response to the growth achieved in the commercial loan portfolio, which generally involves a greater degree of credit risk than one- to four-family mortgage lending.

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

       Noninterest income decreased to $4.81 million for the nine months ended September 30, 2000 from $5.03 million for the same period in 1999. The decrease related primarily to lower gains on sales of mortgage loans which fell by $465,000 compared to the first nine months of 1999. The rising interest rate environment caused a shift in the mix of our mortgage loan originations from fixed-rate to adjustable-rate loans. Since we did not begin selling our adjustable-rate mortgage production until late in the second quarter of 2000, our overall loan sale volume for the nine month period decreased compared to the prior year. Noninterest income, excluding gains on sales of mortgage loans, grew $237,000 during the nine months ended September 30, 2000 compared to the same period of the prior year. This growth was due primarily to increases in fees on sales of mutual funds and annuities, as well as deposit account service fees.

NEXT PAGE

       Noninterest expense increased to $5.27 million for the quarter ended September 30, 2000 from $5.23 million for the same period of the prior year, while it decreased to $15.71 million for the nine months ended September 30, 2000 from $15.91 million for the same period of the prior year. The increase in noninterest expense for the quarter ended September 30, 2000 compared to the same period of the prior year was largely due to the impact of the $150,000 in legal expenses relating to the pending merger with Fifth Third Bank. The decrease in noninterest expense for the nine months ended September 30, 2000 compared to the same period of the prior year was achieved through the management of furniture, fixtures and equipment expense, state single business tax strategies implemented in the first quarter of the year and a decrease in the FDIC deposit insurance premiums.

Non-Performing Assets and Allowance for Loan Losses

       Non-performing assets increased to $4.03 million at September 30, 2000 from $2.10 million at December 31, 1999 primarily due to an increase in commercial business non-accruing loans. The percentage of non-performing assets to total assets was .37% at September 30, 2000 compared to .21% at December 31, 1999. Our allowance for loan losses as a percentage of non-performing loans at September 30, 2000 was 162.14% compared to 359.21% at December 31, 1999. The increase in commercial business non-accruing loans was primarily due to the addition of one loan to this category. Management anticipates based on collateral value that the principal due on this loan will be collected in full.

       The table below sets forth the amounts and categories of non-performing assets at September 30, 2000 and December 31, 1999.

	September 30 2000	December 31 1999
	(Dollars in Thousands)
Non-accruing loans
One to four family	$445	$175
Multi-family and commercial real estate	78	-
Construction or development	-	-
Commercial business	2,576	389
Consumer	187	323
Total	3,286	887
Accruing loans delinquent more than 90 days:
One- to four-family	121	5
Multi-family and commercial real estate	-	-
Construction or development	-	-
Commercial business	-	322
Consumer	-	98
Total	121	425
Foreclosed assets:
One- to four-family	345	536
Consumer	279	250
Total	624	786
Total non-performing assets	$4,031	$2,098
Total as a percentage of total assets	.37%	.21%

NEXT PAGE

Liquidity

       We anticipate we will have sufficient funds available to meet current loan commitments through sales, calls and maturities of securities, loan payments and payoffs, and the growth of deposits. If necessary, significant sources of liquidity are available from Federal Home Loan Bank advances and unused lines of credit with correspondent banks. At September 30, 2000, we had commitments to make loans of $21.44 million, unused lines of credit of $107.13 million, and construction loans in process of $43.29 million.

Capital Resources

       AmeriBank is subject to capital requirements in accordance with state banking regulations. There has been no significant change in the level of AmeriBank's regulatory capital relative to the requirements since December 31, 1999. AmeriBank remains "well capitalized" under the prompt corrective action regulations.

Year 2000 Issue

       We successfully completed our Y2K readiness plan and experienced no material issues. All systems and functions have been processing well since January 1, 2000. We will continue to monitor all systems throughout the year.

NEXT PAGE

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

       Our senior management and Board of Directors review AmeriBank's (the Company's operating subsidiary) exposure to interest rate risk on a quarterly basis. We measure interest rate risk by computing estimated changes in net interest income and the net portfolio value of cash flows from assets, liabilities and off-balance sheet items within a range of assumed changes in market interest rates. If estimated changes to net portfolio value and net interest income are not within the limits established by the Board, the Board may direct management to adjust AmeriBank's asset and liability mix to bring interest rate risk within Board approved limits.

       Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates. The tables below present the change in AmeriBank's net portfolio value and net interest income at September 30, 2000 and December 31, 1999, based on internal assumptions, that would occur upon an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

September 30, 2000:	Net Portfolio Value		Net Interest Income
Change in Interest Rate (Basis Points)	$ Amount in NPV	% Change in NPV	$ Amount in NII	% Change in NII
+300	$ 35,945	-50%	$ 21,874	-28%
+200	48,984	-32	24,888	-18
+100	60,968	-15	27,718	-9
0	71,764	---	30,440	---
-100	81,207	13	32,809	8
-200	87,519	22	34,447	13
-300	95,414	33	35,968	18

December 31, 1999:	Net Portfolio Value		Net Interest Income
Change in Interest Rate (Basis Points)	$ Amount in NPV	% Change in NPV	$ Amount in NII	% Change in NII
+300	$ 50,356	-39%	$ 20,235	-31%
+200	60,890	-27	23,412	-20
+100	73,191	-12	26,468	-10
0	83,204	---	29,299	---
-100	84,197	1	31,910	9
-200	90,050	8	33,703	15
-300	97,142	17	35,349	21

NEXT PAGE

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

       The table identifies slight increases in our interest rate risk for the first nine months of 2000 for rate shocks up to 200 basis points either up or down. The table, however, displays a larger increase in risk for the 300 basis point interest rate shock upward. This increase in risk relates partially to the decrease in the value of our equity at a 0 basis point shock when comparing December 31, 1999 to September 30, 2000. As equity decreases, the percent change in net portfolio value increases for the same dollar amount change in net portfolio value. This dynamic is emphasized at the higher basis point shock levels. Further, the rapid rise in market interest rates during early 2000 has resulted in larger declines than in the past in the value of our adjustable rate residential mortgage loan portfolio for upward interest rate shocks of over 200 basis points. Most of our adjustable rate mortgage loans contain interest rate adjustment caps of 200 basis points per year. The rapid rise in rates has caused more of these loans to hit their adjustment caps in the computations of their value for the upward interest rate shock of 300 basis points. Finally, the significant growth in our adjustable rate residential mortgage portfolio, given the rate adjustment caps and the rising interest rate environment, has caused an increase in our interest rate risk.

       To decrease our exposure to interest rate risk, we are trying to reduce the duration and average life of our interest-earning assets.To achieve this goal, we are emphasizing growth in our installment and commercial business loan portfolios. In addition, we are underwriting all long-term, fixed rate and adjustable rate residential mortgage loans in accordance with Federal Home Loan Mortgage Corporation guidelines which allows us the flexibility of selling these assets into the secondary market. We have been and will continue to sell 30- and 15-year fixed-rate residential mortgage loans as they are originated. In addition, beginning June 1, 2000 we have been selling our adjustable-rate residential mortgage loans as they are originated. With our funding sources, we are attempting to reduce the impact of interest rate changes by emphasizing non-interest bearing products and using longer-term fixed-rate certificates of deposit.

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

NEXT PAGE

OTTAWA FINANCIAL CORPORATION

FORM 10-Q
Quarter Ended September 30, 2000

Part II - Other Information

Item 1   Legal Proceedings:

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

Item 6   Exhibits and Reports on Form 8-K:

       (a) The following exhibits are filed herewith:

              Exhibit 11 - Statement - Re: Computation of per Share Earnings

              Exhibit 15 - Awareness Letter from Crowe, Chizek & Company LLP

              Exhibit 27 - Financial Data Schedule (electronic filing only)

       (b) Reports on Form 8-K:

       Ottawa filed a Form 8-K dated August 31, 2000 containing an Affiliation Agreement whereby Fifth Third will acquire Ottawa and its subsidiary AmeriBank in a transaction to be accounted for as a purchase.

NEXT PAGE

SIGNATURES

       Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTAWA FINANCIAL CORPORATION
Date: November 9, 2000	/s/ Douglas J. Iverson Douglas J. Iverson Vice Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: November 9, 2000	/s/ Jon W. Swets Jon W. Swets Chief Financial Officer (Principal Financial Officer)

NEXT PAGE

EXHIBIT INDEX

Exhibit
Number              Description

11                     Statement - Re: Computation of per share earnings.

15                     Awareness Letter from Crowe, Chizek & Company LLP

27                     Financial Data Schedule (electronic filing only)